Form 10-Q
period 1996-03-31
MICRO WAREHOUSE INC
filed 1996-05-13
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         for the transition period from _____________ to _______________

                         Commission File Number: 0-20730


                              MICRO WAREHOUSE, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                             06-1192793
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                               Number)

               535 CONNECTICUT AVENUE, NORWALK, CONNECTICUT 06854
                    (Address of principal executive offices)

                                 (203) 899-4000
              (Registrant's telephone number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                No
                               ---------              --------

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS:   COMMON STOCK        OUTSTANDING SHARES AT MARCH 31, 1996:   34,019,463
         ------------                                                ----------

                              MICRO WAREHOUSE, INC.


                                      INDEX
                                                                         Page

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements (unaudited)

     Consolidated Balance Sheets ...........................................3

     Consolidated Statements of Income .....................................4

     Consolidated Statements of Cash Flows .................................5

     Notes to Unaudited Consolidated Financial Statements ..................6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................7


PART II - OTHER INFORMATION................................................10

SIGNATURE .................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                          ------------------------------

                                                                                 MARCH 31,              DECEMBER 31,
                                                                                   1996                     1995
                                                                                   ----                     ----
ASSETS                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                        $84,430                 $81,614
  Marketable securities at market value                                             17,725                  20,580
  Accounts receivable, net of allowance for doubtful accounts ($7,279
   and $7,498 at March 31, 1995 and December 31, 1995, respectively)               192,184                 172,275
  Inventories                                                                      118,753                 143,941
  Prepaid expenses and other current assets                                         34,556                  28,156
  Deferred taxes                                                                     6,288                   5,266
                                                                                     -----                   -----
     TOTAL CURRENT ASSETS                                                          453,936                 451,832
                                                                                   -------                 -------
Property, plant and equipment, net                                                  31,188                  32,175
Goodwill, net                                                                       49,445                  44,644
Other assets                                                                         2,696                   4,133
                                                                                     -----                   -----
     TOTAL ASSETS                                                                 $537,265                $532,784
                                                                                  ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                                         $57,161                 $65,785
  Accrued expenses                                                                  71,730                  36,569
  Income taxes                                                                       6,190                   5,939
  Deferred revenue                                                                   7,439                   4,602
  Loans payable, bank                                                               17,786                  38,294
  Equipment obligations                                                                367                     384
                                                                                       ---                     ---
     TOTAL CURRENT LIABILITIES                                                     160,673                 151,573
                                                                                   -------                 -------
Equipment obligations                                                                  938                     668
                                                                                       ---                     ---
     TOTAL LIABILITIES                                                             161,611                 152,241
                                                                                   -------                 -------
Stockholders' equity:
  Preferred stock, $.01 par value:                                                        -                       -
    Authorized - 100 shares; none issued
  Common stock, $.01 par value:
    Authorized - 50,000 shares; issued and outstanding; 34,019 and
      33,963 shares at March 31, 1996 and December 31, 1995, respectively              340                     339
  Additional paid in capital                                                       264,905                 265,648
  Retained earnings                                                                112,837                 117,647
  Cumulative translation adjustment                                                 (2,407)                 (1,033)
  Valuation adjustment for marketable securities                                       (21)                    (46)
  Treasury stock                                                                         0                  (2,012)
                                                                                         -                  ------
     TOTAL STOCKHOLDERS' EQUITY                                                    375,654                 380,543
                                                                                   -------                 -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $537,265                $532,784
                                                                                  ========                ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                              MICRO WAREHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
          ------------------------------------------------------------
                                   (UNAUDITED)

                                                                              1996                   1995
                                                                              ----                   ----

Net sales                                                                    $514,390              $380,323

Cost of Goods Sold                                                            412,701               293,147
                                                                              -------               -------

    Gross Profit                                                              101,689                87,176

Selling, general and administrative                                            75,736                65,759
Restructuring costs                                                            21,226                     0
Merger costs                                                                    6,113                     0
                                                                                -----                     -

Income (loss) from operations before interest,
   income taxes and extraordinary charge                                       (1,386)               21,417

Interest income                                                                   126                   270
                                                                                  ---                   ---

Income (loss) from operations before income taxes
   and extraordinary charge                                                    (1,260)               21,687

Provision for income taxes                                                     (1,966)               (8,610)
                                                                               ------                ------

Income (loss) before extraordinary charge                                      (3,226)               13,077

Extraordinary charge, net of taxes                                             (1,584)                    0
                                                                               ------                     -

     Net income (loss)                                                        ($4,810)              $13,077
                                                                              =======               =======

Net income (loss) per share                                                    ($0.14)                $0.40
                                                                               ======                 =====

Net income (loss) per share before extraordinary charge                        ($0.09)                $0.40
                                                                               ======                 =====

Weighted average number of shares outstanding                                  34,807                33,021
                                                                               ======                ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                      -------------------------------------
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                            1996                   1995
                                                                                 ----                   ----
   Net income (loss)                                                         $ (4,810)               $ 13,077
                                                                               -------                 ------
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depreciation and amortization                                           3,072                   2,261
        Deferred taxes                                                         (1,022)                   (500)
        Loss on disposal of fixed assets                                            -                     224
        Changes in assets and liabilities:
          Accounts receivable, net                                            (19,398)                (24,207)
          Inventories                                                          26,121                  (1,815)
          Prepaid expenses and other current assets                            (4,956)                 (5,901)
          Accounts payable-trade                                               (8,686)                 18,734
          Income taxes payable                                                    251                   1,176
          Accrued expenses                                                     35,134                  (2,452)
          Deferred revenue                                                      2,837                     821
                                                                                -----                     ---
            Total adjustments                                                  33,353                 (11,659)
                                                                               ------                 -------
           Net cash provided by operating activities                           28,543                   1,418
                                                                               ------                   -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities, net                                          2,880                  21,602
   Purchases or adjustments to acquisitions
     of businesses, represented by:
         Goodwill                                                              (5,149)                 (1,054)
         Other net assets                                                      (1,405)                      -
   Acquisition of property, plant and equipment                                (1,345)                 (4,263)
   Proceeds from sale of equipment                                                  -                       5
                                                                                -----                  ------
         Net cash (used) provided by investing activities                      (5,019)                 16,290

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                   1,270                     (68)
   Bank borrowings, net                                                       (20,508)                 (1,807)
   Principal payments of obligations under capital leases                         (96)                   (173)
                                                                                  ---                    ----
            Net cash (used) in financing activities                           (19,334)                 (2,048)
                                                                               ------                   -----
Effect of exchange rate changes on cash                                        (1,374)                  3,390
                                                                                -----                  ------
Net change in cash                                                              2,816                  19,050
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                         81,614                  36,007
                                                                               ------                  ------
   End of period                                                              $84,430                 $55,057
                                                                              =======                 =======

See accompanying Notes to Unaudited Consolidated Financial Statements

                              MICRO WAREHOUSE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Shareholders which was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

    In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

2.  NET INCOME PER SHARE

    Following is an analysis of the components of the shares used to compute net income per share

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                    1996                   1995
                                                    ---------------------------
                                                           (IN THOUSANDS)

     Shares outstanding at beginning of period      33,963               32,475

     Purchase of Treasury Shares                         -                  (14)

     Incremental shares related to stock options       844                  560
                                                       ---                  ---

                                                    34,807               33,021
                                                    ======               ======


3.  BUSINESS COMBINATIONS

On January 25, 1996, the Company completed a merger with Inmac Corp. ("Inmac"). Under the terms of the merger, the Company exchanged 3,033,682 common shares for all of Inmac's 10,816,836 common shares in a transaction accounted for as a pooling of interests. Accordingly, all historical financial information contained in these financial statements has been restated to include Inmac. In connection with this transaction, the Company has recorded restructuring charges of $21.2 million comprised of: Personnel (severance) of $10.0 million; facilities (leases and fixed assets) of $9.6 million; and other of $1.6 million.

4.  EXTRAORDINARY CHARGE

The Company recorded an extraordinary charge of $1.6 million related to early extinguishment of debt (net of tax benefit of $1.1 million) resulting from the mandatory prepayment of $20 million of Senior Notes of Inmac Corp., which action was caused by the merger. The extraordinary charge consisted of a premium of $1.9 million paid on the redemption of the Senior Notes and the write-off of deferred financing costs of $0.8 million.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

Overview
- --------

The Company sells computer products primarily through its two main catalogs, MacWAREHOUSE and MicroWAREHOUSE. The Company has experienced significant growth in its customer list, catalog mailings, sales and operating profitability since its organization in 1987.

In late 1987, the Company introduced its MacWAREHOUSE catalog for users of Macintosh computers. In 1989, the Company began distributing its first MicroWAREHOUSE catalog for users of IBM-compatible PCs and instituted its business-to-business outbound sales program. The Company also publishes targeted catalogs namely, Data CommWAREHOUSE, directed to the data communications and networking markets, Micro SystemsWAREHOUSE, offering microcomputer systems and peripherals to the PC/Windows market and its newest specialty catalog, Mac SystemsWAREHOUSE, offering Mac computer systems and peripherals to the Mac market. During 1995, the Company combined the CD-Rom and Home ComputerWAREHOUSE catalogs with its core catalogs and discontinued its Paper design and Micro SuppliesWAREHOUSE catalogs.

Over the past few years, the Company has expanded its international operations. The Company commenced full-scale operations in the United Kingdom in 1991 and in France and Germany in 1992. In 1993, the Company established a licensing arrangement in Australia and acquired, through newly-formed foreign subsidiaries, businesses with operations in Denmark, Norway and Sweden. During 1994, the Company acquired eight additional businesses with operations in Holland, Belgium, Finland, Norway, Sweden, France, Mexico and Canada. The Company also began operations in Japan. In 1995, the Company acquired complimentary businesses in the United Kingdom, Germany, Australia (including its licensee) and Switzerland. Micro Warehouse international catalog distribution includes the MacWAREHOUSE, MicroWAREHOUSE and LanWAREHOUSE (the European counterpart to the U.S. Data CommWAREHOUSE) catalogs.

In January, the Company acquired Inmac Corp. in a stock transaction accounted for as a pooling of interests. Prior periods have been restated to include Inmac Corp. and all comparisons and discussions are based on the restated figures.

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995
- --------------------------------------------------------------------------------

Net sales increased by $134.1 million or 35% to $514.4 million for the three months ended March 31, 1996, from $380.3 million for the three months ended March 31, 1995. This increase in net sales was primarily attributable to continued growth in the core domestic business which increased by 45% to $333.7 million. There were 1,265,000 orders fulfilled during the first three months of 1996, which compares to 1,157,000 during the same period last year.

The sales increase was due to increases in the average order size coupled with increased catalog circulation in both the Macintosh and PC/Windows business areas. The average order size increased to $442 in 1996 from $359 in 1995 due to an increase in the proportion of hardware sales which typically have a higher per unit price than software sales. Circulation of the MacWAREHOUSE catalog increased by 78% to approximately 13.5 million, the MicroWAREHOUSE circulation increased by 39% to approximately 8.8 million and the Inmac circulation increased by 5% to approximately 7.4 million. The Company's business-to-business sales program, combining outbound telemarketing and catalog mailings to selected commercial, governmental and educational accounts, increased by 45% over the comparable period in 1995, and represented approximately 35% of net sales for the three months ended March 31, 1996. This increase was primarily due to an increase in the circulation of business-to-business catalogs, an increase in outbound telemarketing personnel and an increase in penetration to existing accounts.

International sales decreased to 35% of net sales in the three months ended March 31, 1996 from 38% in the same period in 1995, but increased in total to $180.7 million from $143.0 million. The increase in dollars during the three months ended March 31, 1996 was due primarily to an increase in the number of catalogs distributed and an increase in the customer base. The decrease, as a percentage of net sales, was due to Inmac having a high percentage of international sales with lower growth rates. The total international customer base increased by 45% and the number of catalogs distributed grew by 3% to approximately 7.7 million. Of the total international catalogs distributed, the Inmac circulation decreased by 11% and the Company's circulation increased by 34%. It is the Company's intention to maintain a separate Inmac catalog for the foreseeable future.

Gross profit, which consists of net sales less product and transportation costs, decreased as a percentage of net sales to 19.8% in 1996 from 22.9% during the same period last year. The decrease in gross profit was due to a higher proportion of hardware sales which are typically at lower margins, as a percent of sales, than software sales. Hardware as a percent of total sales increased from 62% in the first quarter of 1995 to 72% in the first quarter of 1996.

Selling, general and administrative expenses increased by 15% to $75.7 million for the three months ended March 31, 1996 from $65.8 million for the same period in 1995, but decreased as a percentage of net sales to 14.7% from 17.3%. The increase in dollars during the three months ended March 31, 1996 was due primarily to an increase in fulfillment costs resulting from increased sales volume and increased promotional spending. The decrease, as a percentage of net sales, was attributable to cost controls coupled with a higher average order size due to the increased hardware sales.

Operating loss for the first three months of 1996 was $1.4 million as compared to income of $21.4 million for the same period in 1995. The operating loss in 1996 includes $27.3 million of restructuring and merger costs relating to the acquisition of Inmac Corp. International operations during the first quarter of 1996 generated a loss before taxes of $7.2 million as compared to income before taxes of $1.3 million in the comparable period in 1995. The international net loss in 1996 includes $12.4 million of the total restructuring and merger costs.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In October 1995, the Company completed a follow-on offering of its common stock resulting in net proceeds to the Company of $50.8 million. As of March 31, 1996, the Company had cash and short-term investments totaling $102.2 million.

Inventories decreased to $118.8 million at March 31, 1996 from $144.0 million at December 31, 1995. Accounts receivable increased to $192.2 million at March 31, 1996 from $172.3 million at December 31, 1995. This represents a 12.0% increase in accounts receivable on a 35.0% increase in sales. In addition, prepaid expenses increased by $6.4 million due primarily to the increased purchase of paper used in catalog production. Overall, operations generated cash of $28.5 million.

Capital expenditures for the first three months of 1996 and 1995 were $1.3 million and $4.3 million, respectively, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital needs will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity. The Company has a multi-currency borrowing facility for $50 million. The purpose of this facility is to provide working capital financing for its foreign subsidiaries in local currencies, thus limiting exposure to foreign exchange fluctuation. Total borrowings as of March 31, 1996 under this arrangement were $14.3 million. Additionally, at March 31, 1996 the Company had an unused line of credit in the United States which provided for unsecured borrowings of up to $15.0 million for working capital purposes. During the first quarter, the Company paid off bank debts totaling $25.0 million, including the Inmac Senior Notes, by using funds from its cash and short-term investments.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months. Thereafter, the Company may require additional cash reserves.

OUTLOOK
- -------

The Company expects that the installed base of personal computers will continue to expand but at slower rates than experienced in the past. Furthermore, Apple Computer has experienced difficulties in the past two quarters. Although the Mac business performed well in the 1996 first quarter for the Company with a growth rate of 50%, this business softened as the quarter progressed, reflecting uncertainties in the Apple marketplace. The growth rate of this business has stabilized at approximately 20% for the Company. The growth in the installed base of personal computers, coupled with the Company's prospecting activities for new customers should increase the Company's sales in the future. Furthermore, the Company will continue to pursue acquisition opportunities that should allow it to increase its customer base and product offerings.

STATEMENT UNDER THE PRIVATE SECURITY LITIGATION REFORM ACT
- ----------------------------------------------------------

With the exception of the historical information contained in this release, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental and technological factors outside of the control of the Company. These and other factors are described generally in the MD&A section of the Company's 1995 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources", "Impact of Inflation and Seasonality", "Subsequent Event", and " Outlook".


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         None

ITEM 2.  CHANGES IN SECURITIES
         ---------------------
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None

ITEM 5.  OTHER INFORMATION
         -----------------
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a) Exhibits

         None

         (b) Reports on Form 8-K

         The Company filed a Form 8-K on January 25, 1996 reporting the acquisition of Inmac Corp. pursuant to Item 2.

                              MICRO WAREHOUSE, INC.

                                    FORM 10-Q

                                 MARCH 31, 1996
                      -------------------------------------




                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MICRO WAREHOUSE, INC.

                                              The Registrant

Date:  May 13, 1996
                                              /s/STEVEN PURCELL
                                              ----------------------------------
                                                 STEVEN PURCELL
                                                 Vice President-Finance, Chief
                                                 Financial Officer and Treasurer

                                                 (Duly Authorized Officer of the
                                                 Registrant and
                                                 Principal Financial Officer)