Form 10-Q/A
period 1996-03-31
MICRO WAREHOUSE INC
filed 1996-06-24
CIK 892872

FORM 10-Q/A

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
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)

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


               Yes    X                       No
                  --------                      --------

    Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:


CLASS: COMMON STOCK         OUTSTANDING SHARES AT MARCH 31, 1996:   34,019,463
       ------------                                                 ----------

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

         (a) Exhibits

         Exhibit 27 - Financial Data Schedule


         (b) Reports on Form 8-K

         The Company filed a Form 8-K on January 25, 1996 reporting the acquisition of Inmac Corp. pursuant to Item 2.

                              MICRO WAREHOUSE, INC.

                                   FORM 10-Q/A

                                 MARCH 31, 1996

                      -------------------------------------



                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MICRO WAREHOUSE, INC.

                                      The Registrant



Date: June 24, 1996

                                      /s/STEVEN PURCELL
                                      -----------------------------------------
                                         STEVEN PURCELL
                                          Vice President-Finance, Chief
                                          Financial Officer and Treasurer

                                          (Duly Authorized Officer of the
                                          Registrant and Principal Financial
                                          Officer)