Form 10-Q
period 1996-06-30
MICRO WAREHOUSE INC
filed 1996-08-09
CIK 892872

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

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
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

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

                           Yes    X                           No
                                -----                            -----

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS:   COMMON STOCK      OUTSTANDING SHARES AT JUNE 30, 1996:   34,263,475
         ------------                                             ----------

                              MICRO WAREHOUSE, INC.


                                      INDEX

                                                                       PAGE


         PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

                  Consolidated Balance Sheets ........... ...............3

                  Consolidated Statements of Income .....................4

                  Consolidated Statements of Cash Flows .................5

                  Notes to Unaudited Consolidated Financial Statements ..6

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................ 7



         PART II - OTHER INFORMATION................................... 12

         SIGNATURE ..................................................   14

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                        ---------------------------------



                                                                                JUNE 30,          DECEMBER 31,
                                                                                  1996                1995
                                                                                  ----                ----
ASSETS                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                      $109,310            $81,614
  Marketable securities at market value                                            13,309             20,580
  Accounts receivable, net of allowance for doubtful accounts ($6,859
   and $7,498 at June 30, 1996 and December 31, 1995, respectively)               182,160            172,275
  Inventories                                                                     103,769            143,941
  Prepaid expenses and other current assets                                        23,858             28,156
  Deferred taxes                                                                    5,508              5,266
                                                                                   ------              -----
     TOTAL CURRENT ASSETS                                                         437,914            451,832
                                                                                 --------            -------
Property, plant and equipment, net                                                 30,486             32,175
Goodwill, net                                                                      43,158             44,644
Other assets                                                                        2,881              4,133
                                                                                   ------              -----
     TOTAL ASSETS                                                                $514,439           $532,784
                                                                                 ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                                        $44,520            $65,785
  Accrued expenses                                                                 46,808             36,569
  Income taxes                                                                        783              5,939
  Deferred revenue                                                                  7,171              4,602
  Loans payable, bank                                                              31,304             38,294
  Equipment obligations                                                               358                384
                                                                                     ----               ----
     TOTAL CURRENT LIABILITIES                                                    130,944            151,573
                                                                                 --------           --------
Equipment obligations                                                                 721                668
                                                                                      ---                ---
     TOTAL LIABILITIES                                                            131,665           152, 241
                                                                                 --------           --------
Stockholders' equity:
  Preferred stock, $.01 par value:                                                      -                  -
    Authorized - 100 shares; none issued
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and outstanding; 34,263 and
      33,963 shares at June 30, 1996 and December 31, 1995, respectively              343                339
  Additional paid in capital                                                      268,766            265,648
  Retained earnings                                                               118,249            117,647
  Cumulative translation adjustment                                               (4,568)            (1,033)
  Valuation adjustment for marketable securities                                     (16)               (46)
  Treasury stock                                                                        0            (2,012)
                                                                                      ---            -------
     TOTAL STOCKHOLDERS' EQUITY                                                   382,774            380,543
                                                                                 --------            -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $514,439            532,784
                                                                                 ========           ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                              MICRO WAREHOUSE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND
                                  JUNE 30, 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
          ------------------------------------------------------------
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                        1996               1995                 1996          1995
                                                        -----------------------                 ------------------
Net sales                                            $437,175          $378,574              $951,565       $758,897

Cost of goods sold                                    352,188           295,619               764,889        588,766
                                                      -------           -------               -------        -------

   Gross profit                                        84,987            82,955               186,676        170,131

Selling, general and administrative expense            66,087            64,100               141,823        129,859
Write-off of goodwill                                   5,977                 -                 5,977              -
Restructuring costs                                         -                 -                21,226              -
Merger costs                                                -                 -                 6,113
                                                     --------           -------             ---------      ---------

Income from operations before interest,
 income taxes and extraordinary charge                 12,923            18,855                11,537         40,272

Interest income                                           236               254                   362            524
                                                       ------            ------                   ---            ---

Income from operations before income
 taxes and extraordinary charge                        13,159            19,109                11,899         40,796

Provision for income taxes                              7,749             8,009                 9,715         16,619
                                                        -----             -----                 -----         ------

Income before extraordinary charge                      5,410            11,100                 2,184         24,177

Extraordinary charge, net of taxes                          -                 -                 1,584              -
                                                       ------           -------                 -----       --------

   Net income                                          $5,410           $11,100                  $600        $24,177
                                                        =====            ======                   ===         ======

Net income per share                                   $ 0.16             $0.33                 $0.02          $0.73
                                                        =====              ====                  ====           ====

Net income per share before extraordinary
 charge                                                 $0.16             $0.33                 $0.06          $0.73
                                                         ====              ====                  ====           ====

Weighted average number of
 shares outstanding                                    34,701            33,214                34,679         33,118
                                                       ======            ======                ======         ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
- -------------------------------------------------------------------------------
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                              1996                1995
- -------------------------------------                                              ----                ----

  Net income                                                                       $ 600             $ 24,177
                                                                                     ---               ------
   Adjustments to reconcile net income to net
     cash (used) provided by operating activities:
        Depreciation and amortization                                              5,133                6,127
        Write-off of goodwill                                                      5,977                    -
        Deferred taxes                                                             (242)                   65
        Loss on disposal of equipment                                                  -                  224
        Changes in assets and liabilities:
          Accounts receivable, net                                               (9,374)             (15,320)
          Inventories                                                             41,105              (3,707)
          Prepaid expenses and other assets                                        5,557                (880)
          Accounts payable-trade                                                (21,327)                9,891
          Income taxes payable                                                   (5,156)                1,002
          Accrued expenses                                                        10,212             (14,934)
          Deferred revenue                                                         2,569                1,550
                                                                                   -----                -----
            Total adjustments                                                     34,454             (15,982)
                                                                                  ------              -------
           Net cash provided by operating activities                              35,054                8,195
                                                                                  ------                -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities, net                                             7,300               32,754
   Purchases or adjustments to acquisitions
     of businesses, represented by:
          Goodwill                                                                (5,149)            (14,936)
          Other net assets                                                        (1,405)             (3,706)
   Acquisition of property, plant and equipment                                   (2,394)             (9,637)
   Proceeds from sale of equipment                                                      -                 137
                                                                                  -------                 ---
           Net cash provided by investing activities                              (1,648)               4,612
                                                                                  -------               -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                      5,134                1,516
   Bank borrowings (repayments), net                                             (6,990)               16,434
   Purchase of treasury stock                                                          -                (469)
   Principal payments of obligations under capital leases                          (322)                (276)
                                                                                   -----                 ----
            Net cash (used) provided by financing activities                     (2,178)               17,205
                                                                                 -------               ------
 Effect of exchange rate changes on cash                                         (3,532)                3,062
                                                                                 -------                -----
Net change in cash                                                                27,696               33,074
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                            81,614               30,268
                                                                                 -------               ------
   End of period                                                                $109,310              $63,342
                                                                                 =======               ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                              MICRO WAREHOUSE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------




1.       FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Shareholders which was filed as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 1995.

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995.

2.       NET INCOME PER SHARE

         Following is an analysis of the components of the shares used to compute net income per share:


                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                        --------                 --------
                                                          (000)                    (000)

                                                   1996       1995           1996        1995
                                                  -----------------         ------------------

Shares outstanding at beginning of period         34,020     32,555         33,963      32,525

Retirement of Treasury Shares                          -          -              -        (14)

Incremental shares related to stock options          681        659            716         607
                                                     ---      -----            ---         ---
                                                  34,701     33,214         34,679      33,118
                                                  ======     ======         ======      ======

                                        6

3.  BUSINESS COMBINATIONS

On January 25, 1996, the Company completed a merger with Inmac Corp. ("Inmac"). Under the terms of the merger, the Company exchanged 3,033,682 common shares for all of Inmac's 10,816,836 common shares in a transaction accounted for as a pooling of interests. Accordingly, all historical financial information contained in these financial statements has been restated to include Inmac. In connection with this transaction, the Company has recorded restructuring charges of $21.2 million comprised of: Personnel (severance) of $10.0 million, facilities (leases and fixed asset write-offs) of $9.6 million and other of $1.6 million. Payments through June 30, 1996 have reduced this balance to $8.0 million. Management does not believe that the total restructuring charge will be significantly different from what was originally recorded.

4.  EXTRAORDINARY CHARGE

During the first quarter of 1996, the Company recorded an extraordinary charge of $1.6 million related to early extinguishment of debt (net of tax benefit of $1.1 million) resulting from the mandatory prepayment of $20 million of Senior Notes of Inmac, which action was caused by the merger. The extraordinary charge consisted of a premium of $1.9 million paid on the redemption of the Senior Notes and the write-off of deferred financing costs of $0.8 million.

5.  WRITE-OFF OF GOODWILL

Due to uncertainties in the Apple Macintosh marketplace, the Company reevaluated the carrying value of goodwill in its Macintosh-only subsidiaries in Australia, Denmark, Mexico and Switzerland. As a result of that evaluation, the Company recorded a charge of $6.0 million, which amount represents all of the goodwill on these subsidiaries' balance sheets.


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

RESULTS OF OPERATIONS
- ---------------------


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- -----------------------------------------------------------------------------

Net sales increased by $58.6 million or 15% to $437.2 million for the three months ended June 30, 1996 from $378.6 million for the three months ended June 30, 1995. This increase in net sales was primarily attributable to continued growth in the core domestic business which increased by 18% to $293.9 million. There were 1,016,000 orders fulfilled from April 1 through June 30, 1996, which compares to 1,012,000 during the same period last year.

Domestic Macintosh sales were up 14% to $167.6 million for the three months ended June 30, 1996 from $147.3 million for the three months ended June 30, 1995. Domestic PC/Windows sales increased 40% to $106.8 million in 1996 from $76.5 million in 1995. These sales increases were due to increases in the average order size coupled with increased catalog circulation. The average order size for the domestic Macintosh platform increased to $428 in 1996 from $376 in 1995, and the PC/Windows platform increased to $523 in 1996 from $427 in 1995. The average order sizes increased due to an increase in the proportion of hardware sales which typically have a higher per unit price than software sales. Circulation of the MacWAREHOUSE catalog increased by 41% to approximately 11.2 million, the MicroWAREHOUSE circulation increased by 38% to approximately 8.7 million and the Inmac circulation increased by 9% to approximately 2.0 million catalogs. The Company's business-to-business sales program, combining outbound telemarketing and catalog mailings to selected commercial, governmental and educational accounts, increased by 30% over the comparable period in 1995 and represented approximately 59% of domestic net sales excluding Inmac for the second quarter ended June 30, 1996. This increase was primarily due to increases in the circulation of business-to-business catalogs, in outbound telemarketing personnel and in penetration of existing accounts.

International sales decreased to 33% of net sales in the three months ended June 30, 1996 from 34% in the same period in 1995 but increased in total to $143.3 million from $129.9 million. The increase in dollars during the three months ended June 30, 1996 was due primarily to increases in the average order value and in the customer base. The decrease, as a percentage of net sales, was due to Inmac having a higher percentage of international sales with lower growth rates. The total international average order value increased 5.3% to $482.

Gross profit, which consists of net sales less product and transportation costs, decreased as a percentage of net sales to 19.4% in 1996 from 21.9% during the same period last year. The decrease in gross profit was due to a higher proportion of hardware sales which are typically at lower margins, as a percent of sales, than software sales. Hardware as a percent of total sales increased from 68% in the second quarter of 1995 to 74% in the second quarter of 1996.

Selling, general and administrative expenses increased by 3.1% to $66.1 million for the three months ended June 30, 1996 from $64.1 million for the same period in 1995, but decreased as a percentage of net sales to 15.1% from 16.9%. The increase in dollars during the three months ended June 30, 1996 was due primarily to an increase in fulfillment costs resulting from increases in sales volume and promotional spending. The decrease, as a percentage of net sales, was attributable to cost controls coupled with a higher average order size due to the increased hardware sales.

Operating income for the second quarter of 1996 was $12.9 million as compared to $18.9 million for the same period in 1995. The operating income in 1996 includes a $6.0 million write-off of goodwill in the Company's Macintosh-only subsidiaries. International operations during the second quarter of 1996 generated net country operating income of $2.0 million as compared to $4.7 million for the comparable period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------------------------------

Net sales increased by $192.7 million or 25% to $951.6 million for the six months ended June 30, 1996 from $758.9 million for the six months ended June 30, 1995. This increase in net sales was primarily attributable to an increase in the circulation of both the MacWAREHOUSE and MicroWAREHOUSE catalogs. Circulation of the MacWAREHOUSE catalog increased by 59% to 24.7 million and the MicroWAREHOUSE catalog circulation increased by 38% to 17.5 million. The Company's business-to-business sales program increased by 37% over the comparable period in 1995, and represented approximately 38% of net sales for the first six months of 1996. This increase was primarily due to an increase in the circulation of business-to-business catalogs. International sales decreased to 34% of net sales in the first six months of 1996 from 36% in the same period in 1995 but increased in total to $324.0 million from $274.1 million. Also contributing to the increase in net sales on a worldwide basis was the increase in the average order size to $455 in 1996 from $381 in 1995. Total orders fulfilled increased from 2,177,000 to 2,279,000.

Gross profit decreased as a percentage of net sales to 19.6% in 1996 from 22.4% during the same period last year. The decrease in gross profit was due to a reduction in gross margins attributable to a higher proportion of hardware sales which are typically at lower margins than software sales as well as a reduction of Inmac gross margins which were made to improve its competitiveness. Hardware as a percent of total sales increased from 65% in 1995 to 73% in 1996.

Selling, general and administrative expenses increased by 9.2% to $141.8 million for the six months ended June 30, 1996 from $129.9 million for the same period in 1995, but decreased as a percentage of net sales to 14.9% from 17.1%. The increase in dollars during the first six months of 1995 was due primarily to an increase in fulfillment costs resulting from increased sales volume and increased promotional spending. The decrease, as a percentage of net sales, was attributable to cost controls coupled with a higher average order size due to the increased hardware sales.

Operating income for the first six months of 1996 was $11.5 million compared to $40.3 million for the same period last year. The operating income in 1996 includes $27.3 million of restructuring and merger costs relating to the acquisition of Inmac Corp. as well as a $6.0 million write-off of goodwill in the Company's Macintosh-only subsidiaries. International operations generated a net operating loss of $3.7 million in 1996 as compared to operating income of $10.9 million for the first six months of 1995. The international net loss in 1996 includes $12.4 million of the total restructuring and merger costs.

Interest income totaled $0.4 million for the first six months of 1996 compared to $0.5 million for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

In October 1995, the Company completed a follow-on offering of its common stock resulting in net proceeds to the Company of $50.8 million. As of June 30, 1996, the Company had cash and short-term investments totaling $122.6 million.

Inventories decreased to $103.8 million at June 30, 1996 from $144.0 million at December 31, 1995. Inventory turns increased to 12.7 at June 30, 1996 from 10.3 at June 30, 1995. Accounts receivable increased to $182.2 million at June 30, 1996 from $172.3 million at December 31, 1995. The days sales outstanding increased to 46.0 days in 1996 from 43.8 days in 1995.

Capital expenditures for the first six months of 1996 and 1995 were $2.7 million and $9.6 million, respectively, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital needs will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity. The Company has a multi-currency borrowing facility for $75 million. The purpose of this facility is to provide working capital financing for its foreign subsidiaries in local currencies, thus limiting exposure to foreign exchange fluctuation. Total borrowings as of June 30, 1996 under this arrangement were $31.3 million. Additionally, at June 30, 1996 the Company had an unused line of credit in the United States which provided for unsecured borrowings of up to $15.0 million for working capital purposes. During 1996, the Company paid off bank debts totaling $7.0 million by using funds from its cash and short-term investments.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months. Thereafter, the Company may require additional cash reserves.

OUTLOOK
- -------

The Company expects that the installed base of personal computers will continue to expand but at slower rates than experienced in the past. Furthermore, Apple Computer has experienced difficulties in the past two quarters. Although the Mac business performed well for the Company in the 1996 first quarter with a growth rate of 50%, this business softened considerably to approximately 12% in the second quarter reflecting uncertainties in the Apple marketplace. The growth in the installed base of personal computers, coupled with the Company's prospecting activities for new customers should increase the Company's sales in the future. Furthermore, the Company will continue to pursue acquisition opportunities that should allow it to increase its customer base and product offerings.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
- ------------------------------------------------------------

With the exception of the historical information contained in this release, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental and technological factors outside of the control of the Company. These factors more specifically include: Uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple Computer, Inc.; success of the Company's diversification away from its Apple products; growth of the personal computer industry; timely availability of existing and new products; and competition from other catalog and retail store resellers. These and other factors are described generally in the MD&A section of the Company's 1995 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources", "Impact of Inflation and Seasonality", "Subsequent Event", and "Outlook".

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         The Annual Meeting of Stockholders of Micro Warehouse, Inc. was held on June 4, 1996. At that meeting, the stockholders elected the following individuals to serve as members of the Board of Directors in accordance with the votes indicated below.

      NAME                             FOR                    WITHHELD AUTHORITY
      ----                             ---                    ------------------

Felix Dennis                         30,606,678                      256,795
Frederick H. Fruitman                30,606,678                      256,795
Peter Godfrey                        30.606,678                      256,795
Melvin Seiler                        30,606,678                      256,795
Joseph M. Walsh                      30,606,678                      256,795

         In addition, the stockholders approved an amendment to the 1994 Stock Option Plan. The results were as follows:

                    FOR            AGAINST            ABSTAIN
                    ---            -------            -------
                28,515,673        1,964,425            18,061

         The stockholders approved an increase in the authorized common stock of the Company. The results were as follows:

                    FOR            AGAINST            ABSTAIN
                    ---            -------            -------
                29,433,748        1,090,104           13,206

         The stockholders did not approve an amendment to the Company's Certificate of Incorporation to require a supermajority vote for amendment or repeal of the By-laws or certain provisions of the Restated Certificate of Incorporation. The results were as follows:

                    FOR            AGAINST             ABSTAIN
                    ---            -------             -------
                11,613,443        17,266,072           80,013

         The stockholders approved an amendment to the Company's Certificate of Incorporation limiting the liability of Directors for monetary damages. The results were as follows:

                    FOR            AGAINST            ABSTAIN
                    ---            -------            -------
                29,363,748        1,079,484           105,251

         Finally, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1996. The results were as follows:

                    FOR            AGAINST            ABSTAIN
                    ---            -------            -------
                30,840,075         10,120              13,278

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

         Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             1. The Company filed a Form 8-K pursuant to Item 5 on June 7, 1996 to report that its second quarter earnings would be below analysts' expectations.

             2. The Company filed a Form 8-K pursuant to Item 5 on June 19, 1996 to report that it had adopted a stockholder rights plan.

                              MICRO WAREHOUSE, INC.

                                    FORM 10-Q

                                  JUNE 30, 1996
                      -------------------------------------



                                    SIGNATURE


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 MICRO WAREHOUSE, INC.

                                 The Registrant

Date:  August 9, 1996
                                 /s/STEVEN PURCELL
                                 -----------------
                                    STEVEN PURCELL
                                     Vice President-Finance, Chief
                                     Financial Officer and Treasurer

                                     (Duly Authorized Officer of the Registrant
                                       and Principal Financial Officer)