Form 10-Q
period 1996-09-30
MICRO WAREHOUSE INC
filed 1996-11-19
CIK 892872

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      (Mark One)
                [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

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

              Yes /x/             No / /

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

CLASS: COMMON STOCK    OUTSTANDING SHARES AT SEPTEMBER 30, 1996:   34,336,592

                                MICRO WAREHOUSE, INC.


                                        INDEX

                                                                           PAGE


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

    Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . .3

    Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . .4

    Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . .  5

    Notes to Unaudited Consolidated Financial Statements . . . . . . . . . .6

Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations  . . . . . . . . . . . . . . . . . . . . .8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 13

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



                                           PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                                MICRO WAREHOUSE, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                   (IN THOUSANDS)
                                          ---------------------------------
                                                     (UNAUDITED)
                                                                               SEPTEMBER 30, DECEMBER 31,
                                                                                  1996           1995(A)
                                                                                  ----          ------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $119,106        $81,614
  Marketable securities at market value                                           14,073         20,580
  Accounts receivable, net of allowance for doubtful accounts ($9,060 and
    $7,498 at September  30, 1996 and December 31, 1995, respectively)           188,518        172,275
  Inventories                                                                    121,607        143,941
  Prepaid income taxes                                                            21,439         16,957
  Prepaid expenses and other current assets                                       19,061         28,156
  Deferred taxes                                                                   4,849          5,266
                                                                                --------       --------
     TOTAL CURRENT ASSETS                                                        488,653        468,789
                                                                                --------       --------
Property, plant and equipment, net                                                29,544         32,175
Goodwill, net                                                                     44,893         44,644
Other assets                                                                       2,480          4,133
                                                                                --------       --------
     TOTAL ASSETS                                                               $565,570       $549,741
                                                                                --------       --------
                                                                                --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                                      $103,734       $109,906
  Accrued expenses                                                                51,247         34,318
  Income taxes                                                                     1,483          5,939
  Deferred revenue                                                                 4,435          4,602
  Loans payable, bank                                                             35,934         38,294
  Equipment obligations                                                              316            384
                                                                                --------       --------
     TOTAL CURRENT LIABILITIES                                                   197,149        193,443
                                                                                --------       --------
Equipment obligations                                                                424            668
                                                                                --------       --------
     TOTAL LIABILITIES                                                           197,573        194,111
                                                                                --------       --------
Stockholders' equity:
  Preferred stock, $.01 par value:                                                     -              -
    Authorized - 100 shares; none issued
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and outstanding; 34,337 and 33,968
      shares at September 30, 1996 and December 31, 1995 respectively                343            339
  Additional paid in capital                                                     270,488        265,648
  Retained earnings                                                              102,184         92,734
  Loan to officer                                                                (1,400)              -
  Cumulative translation adjustment                                              (3,618)        (1,033)
  Valuation adjustment for marketable securities                                       -           (46)
  Treasury stock                                                                       -        (2,012)
                                                                                --------       --------
     TOTAL STOCKHOLDERS' EQUITY                                                  367,997        355,630
                                                                                --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $565,570       $549,741
                                                                                --------       --------
                                                                                --------       --------



See accompanying Notes to Unaudited Consolidated Financial Statements

(A) Financial data included in the December 31, 1995 balance sheet reflect correction of previously reported errors more specifically described in
    Note 1 of this quarterly report.

                                MICRO WAREHOUSE, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

          ------------------------------------------------------------------
                                     (UNAUDITED)




                                   Three Months Ended      Nine Months Ended
                                   September 30, 1996    September 30, 1996(B)
                                   ------------------    ---------------------

Net sales                               $437,981              $1,389,547
Cost of goods sold                       359,289               1,127,329
                                      ----------              ----------
    Gross profit                          78,692                 262,218
Selling, general and
  administrative expense                  61,510                 203,334
Write-off of goodwill                          -                   5,977
Restructuring costs                            -                  21,226
Merger costs                                   -                   6,113
                                      ----------              ----------
Income from operations before
  interest, income taxes and
  extraordinary charge                    17,182                  25,568
Interest income                              846                   1,208
                                      ----------              ----------
Income  from operations before
  income taxes and  extraordinary
  charge                                  18,028                  26,776
Provision for income taxes                 7,303                  15,742
                                      ----------              ----------
Income before extraordinary
  charge                                  10,725                  11,034
Extraordinary charge, net of
  taxes                                        -                   1,584
                                      ----------              ----------
     Net income                          $10,725                  $9,450
                                      ----------              ----------
                                      ----------              ----------
Net income per share                       $0.31                   $0.27
                                      ----------              ----------
                                      ----------              ----------
Weighted average number of
  shares outstanding                      34,630                  34,667
                                      ----------              ----------
                                      ----------              ----------

See accompanying Notes to Unaudited Consolidated Financial Statements

(B) Certain historical financial information is not being presented.  See
    Note 1 which addresses the Company's intent to restate prior period financial statements.

                                MICRO WAREHOUSE, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                      Representing Increases (Decreases) In Cash
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                    (IN THOUSANDS)
               --------------------------------------------------------
                                     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                 1996 (B)
                                                                      --------
   Net income                                                     $  9,450
                                                                   ---------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                8,510
        Write-off of goodwill                                        5,977
        Deferred taxes                                                 417
        Restructuring charge - fixed assets                          2,028
        Extraordinary charge                                         1,900
        Changes in assets and liabilities, net of effect of
             purchase acquisitions:
          Accounts receivable, net                                 (15,576)
          Inventories                                               23,826
          Prepaid expenses and other assets                         10,441
          Prepaid income taxes                                      (4,482)
          Accounts payable-trade                                    (6,883)
          Income taxes payable                                      (4,456)
          Accrued expenses                                          16,902
          Deferred revenue                                            (167)
                                                                   ---------
            Total adjustments                                       38,437
                                                                   ---------
           Net cash provided by operating activities                47,887
                                                                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities, net                               6,553
   Purchases or adjustments to acquisitions
     of businesses, represented by:
          Goodwill                                                  (6,251)
          Other net assets                                          (2,120)
   Acquisition of property, plant and equipment                     (6,876)
                                                                   ---------
          Net cash (used) by investing activities                   (8,694)
                                                                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                        5,456
   Bank borrowings, net                                             17,640
   Redemption of Senior Notes                                      (21,900)
   Principal payments of obligations under capital leases             (312)
                                                                   ---------
            Net cash provided by financing activities                  884
                                                                   ---------
 Effect of exchange rate changes on cash                            (2,585)
                                                                   ---------
Net change in cash                                                  37,492
CASH AND CASH EQUIVALENTS:
   Beginning of period                                              81,614
                                                                   ---------
   End of period                                                  $119,106
                                                                   ---------
                                                                   ---------


See accompanying Notes to Unaudited Consolidated Financial Statements

(B) Certain historical financial information is not being presented.  See
    Note 1 which addresses the Company's intent to restate prior period financial statements.

                                MICRO WAREHOUSE, INC.

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain comparative historical information required to be included has been omitted for the reasons set forth in the following paragraph.

    On September 30, 1996, the Company announced that it had uncovered errors in its accounting procedures. On October 15, 1996 the Company announced that, after further review of the previously reported errors, it anticipated the aggregate charge to operating profits to be approximately $28 million after tax. The Company has found that since 1992 it incorrectly accounted for accrued inventory liabilities and trade payables. Inaccuracies in these accounts total approximately $47.3 million. Accordingly, the Company has increased its accounts payable by $47.3 million and also recorded an offsetting increase in the Company's prepaid income taxes of $19.1 million as of September 30, 1996. Of the $47.3 million, approximately $3.2 million before tax (relating to the first quarter of 1996) has been charged against the nine month period ending September 30, 1996. In connection with the foregoing, the Company will be recording in 1995 a $2.2 million credit before tax resulting from the rescission of 1995 incentive bonuses paid to certain senior executives. This $2.2 million credit will reduce the previously announced after-tax charge of $28.0 million to $26.8 million. The Company plans to restate the financial statements for the first quarter of 1996 reflecting the charge of $3.2 million before tax and plans to restate the appropriate prior years by adjusting the remaining $41.9 million over those years. Until the Company has completed its investigation and determined the impact of the restatement on the appropriate periods, previously issued financial statements and the related auditors' reports should not be relied upon. As a result, certain comparative information has been omitted.

    The unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 1996 included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the results for the periods presented. As stated previously, the restated financial statements for prior periods will be issued upon completion by the Company of its investigation of these matters and the audit of the annual financial statements by the Company's independent auditors. The results for the current period are not necessarily indicative of the results expected for the full fiscal year.

2.  NET INCOME PER SHARE

    Following is an analysis of the components of the shares used to compute net income per share:


                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30, 1996   SEPTEMBER 30, 1996
                                                ------------------   ------------------
                                                      (000)                 (000)

Shares outstanding at beginning of period            34,278               33,968

Incremental shares related to stock options             352                  699
                                                     ------               ------

                                                     34,630               34,667
                                                     ------               ------


3.  BUSINESS COMBINATIONS

On January 25, 1996, the Company completed a merger with Inmac Corp. ("Inmac"). Under the terms of the merger, the Company exchanged 3,033,682 common shares for all of Inmac's 10,816,836 common shares in a transaction accounted for as a pooling of interests. Accordingly, all historical financial information contained in these consolidated financial statements has been restated to include Inmac. In connection with this transaction, the Company has recorded restructuring charges of $21.2 million comprised of: personnel (severance) of $10.0 million, facilities (leases and fixed asset write-offs) of $9.6 million and other of $1.6 million. Payments through September 30, 1996 have reduced this balance to $5.1 million. Management does not believe that the total restructuring charge will be significantly different from the originally recorded charge.

On September 10, 1996 the Company acquired all of the issued and outstanding capital stock of Helsinki, Finland based Business Forum Oy Ltd. and Oy Mundi International Inc. for an initial cash payment of $2.5 million. An additional $1.25 million may be payable upon the achievement of certain performance
criteria.   Subsequent to this acquisition, the business of the acquired entities was consolidated with the Company's existing Finnish subsidiary.

On October 25, 1996, the Company acquired for cash substantially all of the assets of USA Flex, Inc., a direct marketer of computer products in the United States. The purchase price was approximately $26.3 million.

4.  EXTRAORDINARY CHARGE

During the first quarter of 1996, the Company recorded an extraordinary charge of $1.6 million related to early extinguishment of debt (net of a tax benefit of $1.1 million) resulting from the mandatory prepayment of $20.0 million of Senior Notes of Inmac, which action was caused by the merger. The extraordinary charge consisted of a premium of $1.9 million paid on the redemption of the Senior Notes and the write-off of deferred financing costs of $0.8 million.

5.  WRITE-OFF OF GOODWILL

Due to uncertainties in the Apple Macintosh marketplace, the Company re-evaluated the carrying value of goodwill in its Macintosh-only subsidiaries in Australia, Denmark, Mexico and Switzerland. As a result of that re-evaluation, the Company recorded a charge of $6.0 million in the quarter ended June 30, 1996, which amount represents substantially all of the goodwill associated with these subsidiaries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company sells computer products primarily through its two main catalogs,
MacWAREHOUSE and MicroWAREHOUSE.   In late 1987, the Company introduced its
MacWAREHOUSE catalog for users of Macintosh computers. In 1989, the Company began distributing its first MicroWAREHOUSE catalog for users of IBM-compatible PCs and instituted its business-to-business outbound sales program. The Company also publishes targeted catalogs namely, Data CommWAREHOUSE, directed to the data communications and networking markets, Micro SystemsWAREHOUSE, offering microcomputer systems and peripherals to the PC/Windows market, and Mac SystemsWAREHOUSE, offering Mac computer systems and peripherals to the Mac market. During 1995, the Company combined the CD-Rom and Home ComputerWAREHOUSE catalogs with its core catalogs and discontinued its Paper design and Micro SuppliesWAREHOUSE catalogs. Subsequent to the Inmac acquisition, the Company commenced publication both domestically and internationally of various Inmac catalogs.

Over the past few years, the Company has expanded its international operations. The Company commenced full-scale operations in the United Kingdom in 1991 and in France and Germany in 1992. In 1993, the Company established a licensing arrangement in Australia and acquired, through newly-formed foreign subsidiaries, businesses with operations in Denmark, Norway and Sweden. During 1994, the Company acquired eight additional businesses with operations in Holland, Belgium, Finland, Norway, Sweden, France, Mexico and Canada. The Company also began operations in Japan. In 1995, the Company acquired complimentary businesses in the United Kingdom, Germany, Australia (including its licensee) and Switzerland. Micro Warehouse international catalog distribution includes the MacWAREHOUSE, MicroWAREHOUSE, LanWAREHOUSE (the European counterpart to the U.S. Data CommWAREHOUSE) catalogs and various Inmac catalogs.

RESULTS OF OPERATIONS

As discussed in Item 1 of this Quarterly Report, the Company has determined that prior period financial statements must be restated as a consequence of discovering errors in its accounting procedures. While the Company has determined the cumulative effect of these items, it has not yet determined the individual prior quarterly periods to which the adjustments relate. When this determination is made, the Company will restate the affected periods. The Company believes the amounts for the three and nine months ended September 30, 1995 described in the following discussion will not materially change as a result of the restatement of prior periods.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995

SALES

Net sales increased by $14.5 million or 3.4% to $438.0 million for the three months ended September 30, 1996 from $423.5 million for the previously reported three months ended September 30, 1995. This increase in net sales was primarily attributable to continued growth in the domestic IBM PC-compatible ("Wintel") business (excluding Inmac) which increased by 35% to $121.4 million due to significant growth in catalog circulation which was up 26% and an increase in the average order size of 29% to $569. Offsetting this growth was a decline in the international business of 7% to $137.4 million.

The domestic Macintosh business declined 1% to $159.2 million, which decline was attributable to a reduced response rate to the Company's MacWAREHOUSE and Mac SYSTEMSWarehouse catalogs. Average order value increased slightly to $428, up from $400 last year.

Net sales for the domestic Inmac business, which was acquired in January, 1996, declined by 17% to $20.0 million attributable to a reduced response rate to catalog mailings as well as reduced revenue due to the relocation of Inmac's sales function from Dallas, Texas to Gibbsboro, New Jersey.

International sales decreased by 7% to $137.4 million which was comprised of Micro Warehouse sales (exclusive of Inmac) down 13% and Inmac sales which were up 1%. The international business was more heavily impacted by the decrease in the sales of Macintosh products. The international Macintosh business decreased by 18% from the same quarter last year. The international Wintel business (including Inmac) was unchanged from the prior year. The Company decreased overall international catalog circulation by 9% as it eliminated certain unprofitable Inmac catalogs and reacted to the traditionally slower summer months.

GROSS PROFIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated gross profit, which consists of net sales less product and transportation costs, was 18.0% of sales. In the U.S., gross profit was 17.8% of sales; international gross profit was 18.4% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1996

Selling, general and administrative expenses were 14.0% of sales.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995

SALES

Net sales increased by $207.1 million or 17.5% to $1,389.5 million for the nine months ended September 30, 1996 from $1,182.4 million for the previously reported nine months ended September 30, 1995. The increase in net sales was attributable to increases in the Company's domestic Macintosh business, up 17%, the Wintel business, up 30% and the international business, up 9%. The Company's domestic Wintel business, exclusive of Inmac, was up by 41% due to increased catalog circulation of 34% and a higher average order size up 30% to $545. The domestic Inmac business was down 9% for the nine months.

International sales, which were up 9%, are comprised of Micro Warehouse sales (exclusive of Inmac) which were up 17%, and Inmac sales which were up 1%. Inmac sales are approximately 46% of total international sales. The Wintel business was up 11% (inclusive of Inmac) with the Micro Warehouse business up 43% and Inmac up 1%. The Macintosh business was up 7% internationally.

GROSS PROFIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated gross profit was 18.9% of sales. In the U.S., gross profit was 18.3% of sales; international gross profit was 20.0% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1996

Selling, general and administrative expenses were 14.6% of sales.

LIQUIDITY AND CAPITAL RESOURCES

In October 1995, the Company completed a follow-on offering of its common stock resulting in net proceeds to the Company of $50.8 million. As of September 30, 1996, the Company had cash and short-term investments totaling $133.2 million.

Inventories decreased to $121.6 million at September 30, 1996 from $143.9 million at December 31, 1995. Annualized inventory turns were 12.0 at September 30, 1996. Accounts receivable increased to $188.5 million at September 30, 1996 from $172.3 million at December 31, 1995. The days sales outstanding increased to 44.8 days in 1996 from 44.3 days at September 30, 1995.

Capital expenditures for the first nine months of 1996 and 1995 were $6.9 million and $11.0 million, respectively, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital needs will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity. The Company has a multi-currency borrowing facility for $75 million. The purpose of this facility is to provide working capital financing for its foreign subsidiaries in local currencies, thus limiting exposure to foreign exchange fluctuation. Total borrowings as of September 30, 1996 under this arrangement were $35.9 million. Additionally, at September 30, 1996 the Company had an unused line of credit in the United States which provided for unsecured borrowings of up to $15.0 million for working capital purposes.

On September 10, 1996 the Company acquired all of the issued and outstanding capital stock of Business Forum Oy Ltd. and Oy Mundi International Inc. for an initial cash payment of $2.5 million. An additional $1.25 million may be payable upon the achievement of certain performance criteria. Subsequent to this acquisition, the business of the acquired entities was consolidated with the Company's existing Finnish subsidiary. On October 25, 1996, the Company purchased substantially all of the assets
of USA Flex, Inc. for an aggregate cash purchase price of $26.3 million.   This
acquisition has reduced the Company's available cash balances subsequent to the balance sheet date.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months. Thereafter, the Company may require additional cash reserves.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS AND LIQUIDITY

The Company and certain of its directors and officers have been named as defendants in putative class action lawsuits which allege violations of various provisions of the federal securities laws and the common law; certain of the same directors have been named as defendants in a derivative lawsuit charging breach of fiduciary duties. In addition, the Company is the subject of an informal inquiry by the Securities and Exchange Commission relating to circumstances underlying the proposed restatement of the Company's financial results. See Part II Item 1 captioned "Legal Proceedings". The Company expects to incur significant legal and other costs associated with these matters which will increase general and administrative expenses. Neither the Company nor the other defendants have responded to any of the lawsuits. The Company is unable to determine the amount or materiality of the resolution of these matters.

OUTLOOK

The Company expects that the installed base of personal computers will continue to expand but at slower rates than experienced in the past. Although the Mac business performed well for the Company in the 1996 first quarter with a growth rate of 50%, the Macintosh business has suffered considerably with sales in the third quarter down by approximately 6% year over year reflecting continued uncertainties in the Apple marketplace. The growth in the installed base of personal computers, coupled with the Company's prospecting activities for new customers should increase the Company's sales in the future subject, however, to continued uncertainties in the Mac business. The Company continues to expand its Wintel business and will continue to seek out opportunities in this connection in order to reduce its reliance on the Mac platform.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: Uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple Computer, Inc.; success of the Company's diversification away from its Apple products; growth of the personal computer industry; timely availability of existing and new products; competition from other catalog and retail store resellers and the ultimate outcome of the legal proceedings brought against the Company described herein. These and other factors are described in this quarterly report and more generally in the MD&A section of the Company's 1995 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources", "Impact of Inflation and Seasonality", "Subsequent Event", and "Outlook".


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During October 1996, the Company and certain of its directors and officers were named as defendants in seven lawsuits brought in the United States District Court for the District of Connecticut by parties which seek to represent classes of stockholders who purchased shares of the Company's common stock during different periods between January, 1994 and September, 1996, or exchanged shares in a merger transaction completed in January, 1996. These lawsuits advance claims under various provisions of the federal securities laws and the common law and assert that various misleading disclosures were made concerning the Company's financial performance and condition and other related circumstances during the periods described and seek unspecified monetary damages and in certain instances rescission. The lawsuits followed and are predicated upon the Company's announcements in September and October, 1996 that it intends to restate certain prior financial statements. The matters are all at an initial stage. Neither the Company nor the other defendants have responded to any of them.

In November, 1996, a shareholder derivative action was filed in the United States District Court for the District of Connecticut, purportedly on behalf of, and for recovery by, the Company, which is named as a nominal defendant. The complaint charges certain directors and officers with violation of fiduciary duties in selling Company stock based on non-public information and in causing or permitting the exposure of the Company to damage, such as through the class litigation described above, attributable to the same circumstances that are the subject of the class litigation. The derivative action is at a preliminary stage, and neither the Company nor any of the defendants have responded to it.

In addition, the staff of the Securities and Exchange Commission has notified the Company that the staff is conducting an informal inquiry into the events that underlie the Company's announced intention to restate certain prior period financial statements. The Company is cooperating with the staff in its investigation.

The Company is unable to determine the amount or materiality of the resolution of the matters discussed in this Item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    Exhibit 10.1 - Employment Agreement of Linwood A. Lacy, Jr. dated as of September 4, 1996.

    Exhibit 10.2 - Amendment to Employment Agreement of Linwood A. Lacy, Jr.
               dated as of September 4, 1996.

    Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K

    1) The Company filed a Form 8-K pursuant to Item 5 on October 1, 1996 to report that the Company may restate its 1994 and 1995 financial results.

    2) The Company filed a Form 8-K pursuant to Item 5 on October 3, 1996 to report that Linwood A. Lacy, Jr. was appointed President and Chief Executive Officer of the Company effective as of October 1, 1996.

    3) The Company filed a Form 8-K pursuant to Item 5 on October 3, 1996 to report that a class action complaint dated October 1, 1996 had been filed against the Company in the U.S. District Court in Bridgeport, Connecticut captioned Bruce Payne, et als. v. Micro Warehouse, Inc., et als bearing docket no. 396CV01920 claiming a possible violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10(b)-5.

    4) The Company filed a Form 8-K pursuant to Item 5 on October 16, 1996 to report that it continues to oversee a review of previously reported errors in its accounting procedures and confirmed that it will restate 1994 and 1995 and first quarter 1996 financial results and it may restate 1993 financial results.

                                MICRO WAREHOUSE, INC.

                                      FORM 10-Q

                                 SEPTEMBER  30, 1996

                        -------------------------------------




                                      SIGNATURE


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    MICRO WAREHOUSE, INC.

                                    The Registrant

Date:  November 19, 1996
                                    By_______________________________
                                        STEVEN PURCELL
                                        Vice President-Finance, Chief
                                         Financial Officer and Treasurer

                                    (Duly Authorized Officer of the
                                    Registrant and Principal Financial Officer)