Form 10-K/A
period 1992-12-31
MICRO WAREHOUSE INC
filed 1997-02-10
CIK 892872

RESTATED - SEE "INTRODUCTORY NOTE"

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1992 COMMISSION FILE NUMBER: 0-20730

                               ------------------

                              MICRO WAREHOUSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------

           DELAWARE                                     06-1192793
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR  ORGANIZATION)

               535 CONNECTICUT AVENUE, NORWALK, CONNECTICUT 06854
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ------------------

                                 (203) 899-4000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (TITLE OF CLASS)

                               ------------------


                                 Page 1 of ____

RESTATED - SEE "INTRODUCTORY NOTE"

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject of such filing requirements for the past 90 days. Yes X No _.

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq National Market on March 11, 1993 was approximately $77,840,625.00. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Common Stock outstanding as of March 11, 1993: 11,277,500

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Pursuant to General Instruction G(2) to this form, the information required by Part II (Items 5, 6, 7 and 8) hereof is incorporated by reference from the registrant's Annual Report to Stockholders for the Fiscal Year ended December 31, 1992.

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 5, 1993.

RESTATED - SEE "INTRODUCTORY NOTE"

                                INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN FEBRUARY 1997 TO REFLECT ADJUSTMENTS RESULTING FROM THE DISCOVERY OF ERRORS IN THE COMPANY'S ACCOUNTING PROCEDURES (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). IN ADDITION, ALL SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED TO REFLECT A TWO-FOR-ONE STOCK SPLIT IN APRIL 1994 (SEE NOTE 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, ALL OTHER INFORMATION CONTAINED HEREIN IS AS OF DECEMBER 31, 1992 AND IS SUBJECT TO UPDATING AND SUPPLEMENTING AS PROVIDED IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO SUCH DATE.

ITEM 6

                              Micro Warehouse, Inc.
                            1992 Financial Statements

SELECTED FINANCIAL INFORMATION
For the Years Ended December 31,
(in thousands, except per share data and ratios)

                                                      1992         1991         1990         1989         1988
--------------------------------------------------------------------------------------------------------------
                                                (Restated)
Income Statement Data:
Net sales                                         $269,634     $163,603     $123,673      $52,560      $18,378
Cost of goods sold                                 218,219      132,153      101,741       43,377       16,529
--------------------------------------------------------------------------------------------------------------
Gross profit                                        51,415       31,450       21,932        9,183        1,849
Selling, general and administrative expenses        39,732       24,174       19,014        8,935        1,915
Special incentive compensation                       8,775        2,229          798          207            0
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                        2,908        5,047        2,120           41         (66)
Interest expense, net                                1,264          722          590          177          119
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 $  1,644     $  4,325     $  1,530      $ (136)      $ (185)
==============================================================================================================

Pro Forma Data (unaudited):
Income before income taxes                        $ 10,419     $  6,554
Income taxes                                         4,550        2,751
-----------------------------------------------------------------------
Net income                                        $  5,869     $  3,803
=======================================================================
Net income per share                                 $0.33        $0.22
=======================================================================
Weighted average number of shares
 outstanding                                        17,854       17,565
-----------------------------------------------------------------------

Selected Ratios:
Gross margin                                         19.1%        19.2%        17.7%        17.5%        10.1%
Operating margin (before special incentive)           4.3%         4.4%         2.3%         0.5%        (0.3%)
Current ratio                                          4.1          1.3          1.3          1.4          1.7

Balance Sheet Data (at December 31):
Working capital                                   $ 54,413     $  6,411     $  3,800      $ 2,656      $ 1,577
Total assets                                        78,612       31,620       19,453       10,850        4,353
Long-term debt, excluding current portion            1,362        6,754        3,186        4,841        2,738

RESTATED - SEE "INTRODUCTORY NOTE"

Stockholders' equity (deficit)                    $ 59,548     $  2,667     $  2,644      $ (933)      $ (798)

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 7

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

Micro Warehouse markets brand name Macintosh, and IBM compatible (PC) computer products primarily through two catalogs, MacWAREHOUSE and MicroWAREHOUSE. In 1989, the Company instituted a business-to-business outbound telemarketing program. Building on its successful experience with its MacWAREHOUSE catalog, the Company developed its first MicroWAREHOUSE catalog which addressed the PC
(DOS) computer user. During 1991, the Company also commenced direct marketing operations in the United Kingdom and in 1992 started operations in France and Germany.

The Company has experienced significant growth in its customer list, catalog mailings, sales and operating profitability since its inception. During this period, the number of customers grew to 1,012,000 and the number of catalogs distributed reached 19,000,000 in 1992. The Company has been able to achieve an annual compound growth rate in revenues of 96% since 1988 by taking advantage of opportunities associated with the computer market and in the growth of direct marketing.

Results of Operations

The table below sets forth certain items expressed as a percent of net sales, for the three years ended December 31, 1992.

                                                  Year Ended December 31,
                                             1992           1991           1990
                                       (Restated)
--------------------------------------------------------------------------------
Net sales                                   100.0%         100.0%         100.0%
Cost of sales                                80.9           80.8           82.3
--------------------------------------------------------------------------------
  Gross profit                               19.1           19.2           17.7
--------------------------------------------------------------------------------
Selling, general and
   administrative expenses                   14.7           14.8           15.4
Special incentive
   compensation                               3.3            1.4             .6
--------------------------------------------------------------------------------
Income from operations                        1.1            3.0            1.7
Interest expense                               .5             .4             .5
--------------------------------------------------------------------------------
Income before taxes                            .6            2.6            1.2
--------------------------------------------------------------------------------

Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

Net sales increased by $106.0 million or 65% to $269.6 million for the year ended December 31, 1992 from $163.6 million in 1991. In 1992, the Company increased its total catalog circulation by 75% to approximately 19 million, and as of year-end had approximately 1,012,000 customers, up from 689,000 at December 31, 1991. The increase in average order size to $231 from $215 also contributed to the Company's sales performance.

The majority of the increase in net sales for 1992 was due to an increase of 56% in the Company's Macintosh business which rose to $219.4 million. This increase was primarily attributable to growth in the Company's customer base, a 56% increase in the circulation of its

RESTATED - SEE "INTRODUCTORY NOTE"

MacWAREHOUSE catalog and the increase in international sales. Sales of the Company's PC products, which are marketed through the MicroWAREHOUSE catalog, increased by 108% to $50.2 million and now represent approximately 19% of the total business, up from 15% last year. The Company's business sales program, combining outbound telemarketing and catalog mailings to selected corporate accounts, increased by 88% over 1991 levels and represents approximately 32% of total sales.

International sales increased to slightly over 3% of net sales amounting to $9.1 million, up from a nominal amount in 1991. During the year, the Company increased its catalog circulation in the United Kingdom and introduced local language catalogs in France during September and in Germany during December.

Gross profit decreased to 19.1% of net sales from 19.2% in 1991. The decrease in gross margins was attributable to a decrease in the PC business gross margins coupled with an increase in the PC business as a percent of total sales. Offsetting this decrease was an increase in international sales at higher margins and a decrease in freight out costs.

Selling, general and administrative expenses ("S, G & A") increased to $39.7 million for 1992 up from $24.2 million in 1991 and decreased to 14.7% of sales from 14.8% in 1991. This decrease, as a percent of sales, would have been greater as productivity gains were significantly offset by costs associated with the start up of direct marketing operations in France and Germany. Without the European start up costs, S, G & A expenses would have been 14.4% of net sales for the year.

Special incentive compensation increased to $8.8 million from $2.2 million in 1991. For the year ended December 31, 1992, this item represented the value of the shares of common stock transferred to a co-founder and issued to an officer of the Company in consideration for the termination of the incentive portions of their agreements with the Company. For all other periods, this item represented amounts paid to a consultant and co-founder under his agreement, which amounts were based on the Company's profitability.

Interest expense increased to $1.3 million up from $.7 million in 1991 primarily due to higher borrowings, prior to the initial public offering, to finance the Company's growth, offset in part by lower interest rates.

The Company has made pro forma adjustments to the historical results of operations in order to make the presentations more meaningful. These adjustments were to eliminate the amounts of special incentive compensation and to compute the income taxes which would have been recorded had the Company been a C corporation for all periods. These adjustments are more fully explained and quantified in note 10 to the consolidated financial statements.

On a pro forma basis, net income increased to $5.9 million, or $0.33 per share, up from $3.8 million, or $0.22 per share, in 1991.

Year Ended December 31, 1991 Compared to Year Ended December 31, 1990

Net sales for 1991 increased 32% to $163.6 million from the net sales level of $123.7 million in 1990. The increase was primarily attributable to the growth in business-to-business sales which resulted from an increase in the number of catalogs mailed to the Company's business customers and in the number of telemarketing representatives committed to the outbound telemarketing program. The increased circulation resulted from the growth in the customer base and increased frequency in catalog mailings. The increase in net sales was also due to an increase in the average order size to $215 in 1991 from $208 in 1990.

RESTATED - SEE "INTRODUCTORY NOTE"

Gross profit as a percent of net sales increased to 19.2% from 17.7% in 1990. The Company was able to reduce its shipping costs and through economies of scale achieved a reduction in its product cost. This increase in gross profit was partially offset by the increase in business-to-business sales and sales from the MicroWAREHOUSE catalog which are at slightly lower margins than consumer sales and MacWAREHOUSE sales, respectively. Profit margins for both product catalogs, however, improved over the prior year's levels. Additionally, the Company experienced a shift in its product mix with memory expansion products and networking products increasing as a percent of net sales. These products typically have higher margins than other products sold by the Company.

Selling, general and administrative expenses decreased as a percent of sales to 14.8% in 1991 from 15.4% in 1990. Higher sales and promotional expenses were significantly offset by higher advertising allowances and incentives paid by its vendors. Fulfillment expenses and overhead were relatively unchanged between the two years as a percent of sales. A reduction in bad debt expense was offset by higher computer costs as the Company expanded its systems capabilities.

Interest expense increased to $722,000 from $590,000 in 1990 due to higher borrowings offset in part by lower interest rates.

Liquidity and Capital Resources

In December 1992, the Company completed an initial public offering in which 6,555,000 shares were sold at a price of $9 per share. As a result of the offering, the Company has reduced its short and long-term debt, increased its cash and short term investments to $18.6 million and increased its stockholders' equity to $59.5 million. The Company intends to use its increased liquidity to fund its working capital requirements as well as to expand its activity in Europe. Inventories increased to $22.6 million from $13.0 million in 1991. The increase is attributable to the sales increase as the Company has maintained its inventory turn levels. Accounts receivable have increased to $23.6 million from $11.7 million in 1991. As a percent of sales, the receivables have increased due to the fact that open account sales have increased as a result of the outbound business-to-business telemarketing activity. As a result of the above activity, the Company's current ratio has improved from 1.3:1 to 4.1:1.

Capital expenditures for 1992 were $3.6 million primarily for computer systems and distribution equipment both in the United States and in Europe. The Company expects that it will require additional capital expenditures for computer systems and distribution equipment primarily to support its growth and move to a consolidated warehouse in Wilmington, Ohio.

The Company's primary capital needs will be to fund the working capital requirements necessitated by the sales growth. The Company's primary source of financing will be from its currently available cash together with the internal generation of cash. At December 31, 1992, the Company had an existing credit facility which provides for a revolving credit line of up to $20 million for working capital purposes. No amounts were borrowed under this facility as of December 31, 1992.

Impact of Inflation and Seasonality

The Company's results are subject to quarterly variations, although in the opinion of management, these variations are not significant.

RESTATED - SEE "INTRODUCTORY NOTE"

Sales growth tends to be stronger in the first and last quarters of the year with the two middle quarters typically slower. The high growth quarters are reflective of holiday buying as well as a customer receptiveness to prospecting. The slower quarters are impacted by the summer months and a slowdown in buying from schools and universities. Inflation has not had a material effect on the operations of the Company.

Outlook

The Company anticipates continued growth in the installed base of personal computers both in business and in the home. This growth along with the Company's strategy to expand internationally and to identify growth market opportunities for specialty catalogs should be enough to continue to increase the Company's sales and earnings in the future. Since the end of the year, the Company has introduced a specialty catalog titled Data Comm WAREHOUSE which is targeted to the data communications and networking markets. The Company believes that this is a $35 billion market which is growing at a rate of 19% per annum.

During the first quarter of 1993, the Company commenced the consolidation of its distribution operations in Wilmington, Ohio. This will allow the Company to gain both operating and shipping efficiencies.

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 8

Micro Warehouse, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 1992 and 1991
(in thousands)

                                                                                   1992          1991
                                                                             (Restated)
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 15,613       $ 1,722
 Short term investments                                                           3,006          --
 Accounts receivable, net of allowance for doubtful accounts
   ($1,099 and $888 at December 31, 1992 and 1991, respectively) (note 4)        23,568        11,689
 Inventories (note 4)                                                            22,611        12,960
 Prepaid expenses (principally catalog costs) and other current assets            3,963         1,875
 Due from stockholders                                                              804          --
 Due from affiliates, net                                                           538           364
 Deferred taxes (note 8)                                                          2,012          --
-----------------------------------------------------------------------------------------------------
     Total current assets                                                        72,115        28,610
-----------------------------------------------------------------------------------------------------
Property, plant and equipment, net (notes 3 and 4)                                6,014         2,955
Deposits and other assets                                                           483            55
-----------------------------------------------------------------------------------------------------
     Total assets                                                              $ 78,612       $31,620
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
 Accounts payable-- trade                                                      $ 11,521       $13,156
 Accrued expenses                                                                 2,957           601
 Notes payable, bank (note 4)                                                      --           4,707
 Deferred revenue                                                                 2,415         1,759
 Current portion of:
   Notes payable, stockholders (note 4)                                            --             860
   Notes payable, consultant (notes 4 and 7)                                       --             768
   Equipment obligations (note 4)                                                   809           348
-----------------------------------------------------------------------------------------------------
     Total current liabilities                                                   17,702        22,199
Long=term portion of:
 Notes payable, stockholders (note 4)                                              --           3,520
 Notes payable, consultant (notes 4 and 7)                                         --           2,530
 Equipment obligations (note 4)                                                   1,362           704
-----------------------------------------------------------------------------------------------------
     Total liabilities                                                           19,064        28,953
-----------------------------------------------------------------------------------------------------
Commitments (note 6)
Stockholders' equity:
 Preferred stock, $.01 par value:
   Authorized-- 100 shares; none issued                                            --            --
 Common stock, $.01 par value:
   Authorized -- 50,000 shares; issued and outstanding; 22,556
      and 15,600 shares at December 31, 1992 and 1991, respectively                 226           156
Additional paid=in capital                                                       56,210         2,026
Retained earnings                                                                 3,373           485
Cumulative translation adjustment                                                  (261)         --
-----------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                59,548         2,667
-----------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                              $ 78,612       $31,620
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1992, 1991 and 1990
(in thousands, except per share data)

                                                           1992            1991           1990
                                                     (Restated)
----------------------------------------------------------------------------------------------
Net sales                                             $ 269,634       $ 163,603       $123,673
Costs of goods sold                                     218,219         132,153        101,741
----------------------------------------------------------------------------------------------
  Gross profit                                           51,415          31,450         21,932
Selling, general and administrative expenses             39,732          24,174         19,014
Special incentive compensation (note 7)                   8,775           2,229            798
----------------------------------------------------------------------------------------------
  Income from operations before interest expense
    and income taxes                                      2,908           5,047          2,120
Interest expense                                          1,264             722            590
----------------------------------------------------------------------------------------------
  Income before income taxes                              1,644           4,325          1,530
Income taxes (note 8)                                    (1,512)             68            133
----------------------------------------------------------------------------------------------
            Net income                                $   3,156       $   4,257       $  1,397
==============================================================================================
Pro forma data (unaudited) (note 10):
  Historical income before income taxes as above      $   1,644       $   4,325
  Pro forma adjustment==
    Special incentive compensation                        8,775           2,229
--------------------------------------------------------------------------------
  Pro forma income before income taxes                   10,419           6,554
--------------------------------------------------------------------------------
  Provision for income taxes:
    Historical                                            1,512             (68)
    Pro forma=incremental to historical taxes            (6,062)         (2,683)
--------------------------------------------------------------------------------
       Total taxes                                       (4,550)         (2,751)
--------------------------------------------------------------------------------
            Net income                                $   5,869       $   3,803
================================================================================
  Net income per share                                $     .33       $    .22
================================================================================
  Weighted average number of shares outstanding          17,854          17,565
================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 31, 1992, 1991 and 1990
(in thousands)

                                        Common Stock       Additional      Retained     Cumulative
                                      ---------------         Paid-In      Earnings    Translation
                                      Shares    Amount        Capital     (Deficit)      Adjustment          Total
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1989          15,600      $156      $   (155)      $  (935)          $  --       $   (934)
  Stockholder loan
    contributed to capital              --         --          2,181          --                --          2,181
  Net income                            --         --           --           1,397              --          1,397
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1990          15,600       156         2,026           462              --          2,644
  Net income                            --         --           --           4,257              --          4,257
  Distribution of
    S corporation earnings              --         --           --          (4,234)             --         (4,234)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991          15,600       156         2,026           485              --          2,667
  Cumulative UK deficit at
    December 31, 1991                   --         --           --            (296)             --           (296)
  Value of common stock issued
    as incentive compensation            400         4         8,771          --                --          8,775
  Distribution of S corporation
    earnings and paid-in capital        --         --         (2,181)       (5,883)             --         (8,064)
  Transfer to additional paid-in
    capital of cumulative losses
    through date of Subchapter S
    revocation                          --         --         (5,911)        5,911              --           --
  Common stock offering (note 5)       6,556        66        53,505          --                --         53,571
  Net income                            --         --           --           3,156              --          3,156
  Foreign currency
    translation adjustment              --         --           --            --              (261)          (261)
------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1992 (Restated)                      22,556      $226      $ 56,210       $ 3,373           $(261)      $ 59,548
==================================================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Representing Increases (Decreases) in Cash and Cash Equivalents
Years Ended December 31, 1992, 1991 and 1990
(in thousands)

                                                                         1992          1991          1990
                                                                   (Restated)
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $ 3,156        $ 4,257       $ 1,397
---------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash
     (used) provided by operating
     activities:
        Depreciation and amortization                                   1,941         1,120           728
        Accrued interest included in loans payable
            to consultant and stockholders                               --             108           214
        Value of common stock issued as incentive compensation          8,775          --            --
        Accrued consulting fee included in loan payable
            to consultant                                                --           2,128           798
        Deferred taxes                                                 (2,012)         --            --
        Changes in assets and liabilities:
            Accounts receivable, net                                  (11,879)       (3,631)       (4,740)
            Inventories                                                (9,651)       (5,367)       (2,168)
            Prepaid expenses and other current assets                  (2,088)         (625)         (807)
            Due from affiliate                                           (174)         (184)       (1,767)
            Deposits and other assets                                    (475)            5             2
            Accounts payable-- trade                                   (1,635)        4,999         5,293
            Accrued expenses                                            2,356          (699)       (1,585)
            Deferred income                                               656         1,260           332
---------------------------------------------------------------------------------------------------------
               Total adjustments                                      (14,186)         (886)       (3,700)
---------------------------------------------------------------------------------------------------------
               Net cash (used) provided by operating activities       (11,030)        3,371        (2,303)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of short-term investments                                  (3,006)         --            --
   Acquisition of property, plant and equipment                        (3,600)       (1,397)       (1,249)
---------------------------------------------------------------------------------------------------------
               Net cash (used) by investing activities                 (6,606)       (1,397)       (1,249)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Distribution of S corporation earnings                                --          (4,234)         --
   Net line of credit borrowings (repayments)                          (4,707)        1,252         2,960
   Net proceeds from issuance of common stock                          53,571          --            --
   Borrowings from (payments to) stockholders                         (13,248)        3,065         1,074
   Payments of loan payable, consultant                                (3,298)         (250)         --
   Principal payments of obligations under capital leases                (530)         (427)         (173)
---------------------------------------------------------------------------------------------------------
               Net cash provided (used) by financing activities        31,788          (594)        3,861
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                  (261)         --            --
---------------------------------------------------------------------------------------------------------
Net change in cash                                                     13,891         1,380           309
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of period                          1,722           342            33
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $ 15,613       $ 1,722       $   342
=========================================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1992, 1991 and 1990

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

Micro Warehouse, Inc. (the Company) is a direct response retailer of microcomputer software and peripheral products for users of Apple Macintosh and IBM-compatible personal computers. The Company's customers are located primarily in the United States, although the Company has recently begun operations in Europe. No customer accounted for 10% or more of sales in any period.

Effective June 2, 1992, Micro Warehouse International, Inc. (MWI) was established as an affiliate to operate full service telemarketing and distribution centers in the United Kingdom, France and Germany. Prior to the formation of MWI, the Company sold products to an affiliated entity in the United Kingdom (UK Affiliate) for resale into the European Economic Community. On June 30, 1992, the capital of MWI was contributed to Micro Warehouse in a transaction that has been accounted for in a manner similar to a pooling of interests. The financial statements as of and for the year ended December 31, 1992 include the consolidated amounts of the Company and MWI after elimination of all significant intercompany transactions. Periods prior to 1992 have not been restated because total assets, sales and net income (loss) of the UK Affiliate were insignificant in comparison to related amounts for the Company.

(b) Cash Equivalents

All highly liquid investments with initial maturities of three months or less are considered cash equivalents.

(c) Short-Term Investments

Short-term investments consist primarily of highly liquid tax exempt mutual funds with maturities of less than one year. Dividend income is accrued as earned. The investments are carried at cost which equal the market value at December 31, 1992.

(d) Inventories

Inventories (all finished goods) consist of software packages and peripheral equipment, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.

(e) Prepaid Catalog Costs and Deferred Revenue

The Company produces and distributes catalogs monthly, the costs of which are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to three months). Vendors have the ability to place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs.

RESTATED - SEE "INTRODUCTORY NOTE"

(f) Property, Plant and Equipment

Property, plant and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using accelerated methods over the estimated useful lives of the assets, as follows:

                  Computer equipment                 5 years
                  Furniture and fixtures             7 years
                  Leasehold improvements             Life of lease -- 7 years
                  Machinery and equipment            5 years

(g) Income Taxes

Through June 29, 1992, the Company elected to be taxed as an S corporation for Federal (and certain states) income tax reporting purposes. Under this election, the individual stockholders were deemed to have received a pro rata distribution of the Federal (or state) taxable income of the Company (whether or not an actual cash distribution was made), which is included on their personal tax returns. Accordingly, there was no Federal income tax provision for the periods prior to June 30, 1992. The provisions for income taxes prior to June 30, 1992 are for state income taxes payable to states which do not recognize S corporation status.

Effective June 30, 1992, the Company revoked its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) to determine the impact of the deferred taxes as a result of the C corporation assuming the tax position of the (terminated) S corporation (see note 8). SFAS 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

(h) Revenue Recognition

Revenue on product sales is recognized at the time of shipment. A reserve for product returns is established based upon historical trends.

(i) Pro Forma Net Income Per Share

Net income per share is usually based on the weighted average number of common and common equivalent shares outstanding during each period, after retroactive adjustment for stock splits . However, pursuant to certain rules of the Securities and Exchange Commission, for periods prior to an initial public offering of common stock (IPO), the calculation also includes (i) shares of common stock issued within one year of the IPO and (ii) where repayment of indebtedness to stockholders incurred as a result of S corporation distributions is made from proceeds from the IPO, the number of shares required to be sold in the offering to generate the proceeds for the repayment. Following is an analysis of the components of the shares used to compute pro forma net income per share:

RESTATED - SEE "INTRODUCTORY NOTE"

                                                              1992          1991
--------------------------------------------------------------------------------
Shares outstanding as of December 31, 1990              15,600,000    15,600,000
Shares issued within one year of the IPO                   400,000       400,000
Required number of shares to be sold (at the public
   offering price of $9 a share) in the public
   offering to generate proceeds for repayments
   of indebtedness payments to S corporation
   shareholders and a consultant                         1,474,958     1,565,000
Weighted average number of shares
   outstanding related to the IPO                          377,136          --
Incremental shares related to stock options                  1,738          --
--------------------------------------------------------------------------------
                                                        17,853,832    17,565,000
================================================================================

(j) Foreign Currency Translation

Assets and liabilities of MWI are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as a separate component of stockholders' equity on the balance sheet.

(k) Unaudited Pro Forma and Condensed Quarterly Data

In the opinion of management, the unaudited pro forma and condensed quarterly financial data in note 11 reflect all adjustments (consisting of recurring accruals and pro forma adjustments described in note 10) which are necessary to a fair statement of the results of operations for the periods presented.

(2) RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated previously issued financial results for each of the quarters and for the full year ended December 31, 1992. The restated financial results reflect errors in its accounting procedures primarily related to accrued inventory liabilities and trade payables. The following summarizes the impact of the restatement (in thousands):

                  Cost of goods sold
                      As previously reported                       $217,078
                      As restated                                   218,219

                  Gross profit
                      As previously reported                        $52,556
                      As restated                                    51,415

                  Selling, general and administrative expenses
                      As previously reported                        $39,021
                      As restated                                    39,732

                  Income from operations
                      As previously reported                         $4,760
                      As restated                                     2,908

                  Net income - historical

RESTATED - SEE "INTRODUCTORY NOTE"

                      As previously reported                        $   211
                      As restated(a)                                  3,156

                  Net income - pro forma
                      As previously reported                        $ 6,945
                      As restated                                     5,869

                  Net income per share  - pro forma
                      As previously reported                        $  0.39
                      As restated                                      0.33

                  Accounts payable - trade
                      As previously reported                        $ 9,669
                      As restated                                    11,521

                  Retained earnings
                      As previously reported                        $ 3,671
                      As restated                                     3,373

                  (a) After an increase of $4,047 to implement SFAS 109 (see note 8).

(3) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of (in thousands):

                                                 1992              1991
-----------------------------------------------------------------------
Computer equipment                             $7,445            $3,785
Furniture and fixtures                            832               949
Leasehold improvements                            651               137
Machinery and equipment                         1,052               156
-----------------------------------------------------------------------
                                                9,980             5,027
Less accumulated depreciation
   and amortization                             3,966             2,072
-----------------------------------------------------------------------
                                               $6,014            $2,955
=======================================================================

(4) INDEBTEDNESS

(a) Notes Payable, Bank

The following is a summary of the significant terms related to notes payable, bank:

                                                     1992             1991
--------------------------------------------------------------------------
Total line of credit available                $20,000,000       $9,500,000
Payment terms                                   On demand        On demand
Interest rate                            Prime plus 1% or      Prime plus
                                          LIBOR plus 2.5%            1.25%
Prime rate                                           6.0%             6.5%
LIBOR rate                                         3.125%              --
Collateral                                      Accounts          Accounts
                                              receivable        receivable
                                            and inventory    and inventory

(b) Equipment Obligations

The Company is obligated under notes for computer equipment expiring in various years through 1996. Interest is at various rates ranging from 8% -- 14% a year.

RESTATED - SEE "INTRODUCTORY NOTE"

At December 31, 1992 future minimum lease payments are as follows (in thousands):

1993                                                             $  994
1994                                                                804
1995                                                                486
1996                                                                222
-----------------------------------------------------------------------
Total minimum lease payments                                      2,506
Less amounts representing interest                                  335
-----------------------------------------------------------------------
Present value of net minimum lease payments                       2,171
Less current maturities                                             809
-----------------------------------------------------------------------
Long-term portion                                                $1,362
=======================================================================

(c) Notes Payable, Stockholders

The balance due to stockholders bore interest at the rate of 8% and was subordinated to the bank debt. This amount was repaid with a portion of the proceeds of the IPO.

(d) Notes Payable, Consultant

The note bore interest at 8% and was also subordinated to the bank debt. This amount was repaid with a portion of the proceeds of the IPO.


(5) STOCKHOLDERS' EQUITY

(a) Reorganization and Recapitalization

On October 2, 1992, the Company was reorganized in Delaware by merger into Micro Warehouse, Inc., a newly formed Delaware corporation, in which 50,000,000 shares of common stock and 100,000 shares of preferred stock were authorized. The 400 shares of common stock of the Company outstanding prior to the merger were converted into 16,000,000 shares of common stock in the newly formed Delaware corporation. The accompanying financial statements have been retroactively adjusted to give effect to this transaction.

(b) Initial Public Offering

On December 10, 1992 the Company issued 6,555,000 shares of common stock, which includes 855,000 shares issued pursuant to the underwriters over-allotment option, at $9 a share in an initial public offering (IPO). The proceeds to the Company net of the underwriting discount ($4,129,650) and other direct expenses ($1,294,000) was $53,571,350.

(c) 1992 Stock Option Plan

On October 1, 1992, the Board of Directors and stockholders of the Company approved the 1992 Stock Option Plan of the Company, which provides for the grant of stock options to officers and key employees of, and consultants to, the Company and its subsidiaries. Under the 1992 Stock Option Plan, the Company may grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 A of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Nonstatutory Stock Options"). Incentive Stock Options may not be granted to consultants to the Company who are not also employees of the Company. A total of up to

RESTATED - SEE "INTRODUCTORY NOTE"

1,000,000 shares of Common Stock may be issued upon the exercise of options granted under the 1992 Stock Option Plan.

The 1992 Stock Option Plan is administered by the Board of Directors. Subject to the provisions of the 1992 Stock Option Plan, the Board has the authority to select the employees to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option; (ii) when the option becomes exercisable; (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options are nontransferable other than by will or the laws of descent and distribution.

On December 9, 1992, the Company granted a total of 119,950 options under the 1992 Stock Option Plan to 75 employees of the Company. All such options are exercisable at $9 a share (the IPO price) and vest at various times from December 1993 through December 1997. As of December 31, 1992, no options were granted to any executive officer of the Company. Additionally, the principal three officers/stockholders have agreed with the Company not to receive options under the 1992 Stock Option Plan.

(6) COMMITMENTS (INCLUDING THOSE WITH RELATED PARTIES)

(a) Leases

The Company rents some of its office facilities and receives office and administrative services from affiliates.

The Company also occupies office and warehouse space under various operating leases with independent parties which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals as of December 31, 1992 are as follows (in thousands):

                                                                         Related
                                                          Total            Party
--------------------------------------------------------------------------------
1993                                                     $1,182           $  312
1994                                                      1,067              312
1995                                                        887              312
1996                                                        789              312
1997                                                        590              312
1998 and after                                              262               --
--------------------------------------------------------------------------------
Total                                                    $4,777           $1,560
================================================================================

Rent expense was as follows (in thousands):

                                 Rent Expense       Administrative
                             -------------------          Services        Total
                                         Related           Related      Related
                             Total         Party             Party        Party
--------------------------------------------------------------------------------
Year ended
   December 31, 1992          $869          $190              $147         $337

RESTATED - SEE "INTRODUCTORY NOTE"

Year ended
   December 31, 1991          $343          $114              $548         $662
Year ended
   December 31, 1990          $255          $ 79              $527         $606

The Company has an agreement (as amended-- see note 7) with a consultant through December 1996 providing for annual compensation of $100,000.

(b) 401(k) Savings Plan

Effective July 1, 1992, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax deferred contributions of up to 10% of annual compensation (subject to other limitations specified by the Internal Revenue Code) and the Company will make a 25% matching contribution for amounts which do not exceed 6% of participant's annual compensation. The Company may also make discretionary profit sharing contributions to the Plan. During 1992, the Company incurred approximately $59,000 of expense related to the 401(k) matching component of this plan.

(7) SPECIAL INCENTIVE COMPENSATION

Effective January 1, 1989, the Company entered into an agreement for marketing services with a consultant which required (in addition to a fixed annual fee) a special incentive payment equal to one-third of the Company's profits before taxes. The agreement had no specific term.

An employment agreement with an executive officer entered into in August 1991 required the Company to accrue as additional incentive compensation the vested value of phantom stock up to a maximum of 2.5% of the common shares outstanding based on a formula.

As of January 1, 1992, the foregoing incentive arrangements were terminated. As of that date, the consultant received an irrevocable right to receive a 30% interest in the Company through a transfer of shares by the existing stockholders and the executive officer received a 2.5% equity interest through the issuance of previously unissued shares of common stock. In order to determine the amount to be recorded as compensation expense as of the termination date, the Company engaged an independent appraiser to estimate the fair market value per share of its common stock.

(8) INCOME TAXES

(a) Termination of S Corporation Status

As a result of the Company terminating its S corporation status on June 30, 1992, the C corporation assumed the tax bases of the assets and liabilities of the (terminated) S corporation. As described in note 1, the Company adopted SFAS 109 in order to determine the impact of this event on the consolidated balance sheet as of that date.

Based on (a) historical record of pro forma earnings, (b) the unusual nature and amount of additional incentive compensation and (c) estimates of taxable income expected for the six months ending December 31, 1992 and the year ending December 31, 1993, management determined that no valuation allowance was required to be established against the initial deferred tax asset of $4,047,000 that was recorded at June 30, 1992. Components of this deferred tax asset,

RESTATED - SEE "INTRODUCTORY NOTE"

based on an effective tax rate of 42%, relate to (in thousands):

RESTATED - SEE "INTRODUCTORY NOTE"

                                                   Initial   December 31, 1992
                                                                     (Restated)
--------------------------------------------------------------------------------
Value of additional
 incentive compensation                             $3,402              $   866
Valuation reserves:
 Accounts receivable                                   446                  451
Inventory                                              113                  178
Refunds payable                                       --                    158
Other                                                   18                   76
Required capitalization of
 additional costs into inventory
 for tax reporting purposes                             68                  283
Foreign tax loss carryforwards                        --                    298
Valuation allowance                                   --                   (298)
--------------------------------------------------------------------------------
                                                    $4,047              $ 2,012
--------------------------------------------------------------------------------

(b) Provision for Income Taxes

For the year ended December 31, 1991 and 1990 the provision for income taxes relates to states which do not recognize subchapter S corporations.

Included in the provision for income taxes for the year ended December 31, 1992 is a combination of taxes for the six months then ended (period for which the Company was a C corporation) and the full year (see preceding paragraph).

                                                December 31, 1992 (Restated)
                                                ----------------------------
(in thousands)                           Current        Deferred           Total
--------------------------------------------------------------------------------
Federal                                 $  --           $(1,439)        $(1,439)
State                                       500            (573)            (73)
--------------------------------------------------------------------------------
                                        $   500         $(2,012)        $(1,512)

(9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(in thousands)                                    1992        1991          1990
--------------------------------------------------------------------------------
Cash paid during the year for:
  Interest                                      $1,276        $673        $  291
  Income taxes                                     258         287          --
Non-cash investing and
  financing activities:
  Equipment acquired under
    capital lease obligations                    1,649         709           259
  Stockholder loan contributed to
  paid-in capital                                 --           --          2,181


(10) PRO FORMA ADJUSTMENTS (UNAUDITED)

The following pro forma adjustments have been made to the historical results of operations to make the presentations more meaningful in relation to future periods:

(a) Elimination of amounts of special incentive compensation - see note 7. The amounts for periods prior to 1992 represent the incentive portion of a consultant's contract which was

RESTATED - SEE "INTRODUCTORY NOTE"

eliminated effective January 1, 1992. The amount in the year ended December 31, 1992 represents the value of common stock transferred to the consultant (by the existing stockholders) and issued to an employee (by the Company) to terminate the incentive portion (based on income before taxes) of their respective agreements. The value was based on an independent appraisal of the Company's common stock at January 1, 1992.

(b) Computation of income taxes which would have been recorded had the Company been a C corporation for all periods and after eliminating the compensation in
(a).

The combined historical and pro forma provisions for income tax expense were as follows:

 (in thousands)                   Federal                   State              Total
----------------------------------------------------------------------------------------------------------------
                            Current     Deferred     Current    Deferred     Current      Deferred         Total
----------------------------------------------------------------------------------------------------------------
1992 (Restated):
  Historical                $ --        $(1,439)      $  500      $(573)      $  500      $(2,012)      $(1,512)
  Pro forma adjustment       3,415        1,271          870        506        4,285        1,777         6,062
----------------------------------------------------------------------------------------------------------------
  Pro forma                 $3,415      $  (168)      $1,370      $ (67)      $4,785      $  (235)      $ 4,550
----------------------------------------------------------------------------------------------------------------

Effective tax rate based on pro forma income before taxes                    44%

1991:
Historical                  $  --       $  --         $ 68        $  --       $   68      $  --         $   68
  Pro forma adjustment       2,195       (231)         812         (93)        3,007       (324)         2,683
---------------------------------------------------------------------------------------------------------------
  Pro forma                 $2,195      $(231)        $880        $(93)       $3,075      $(324)        $2,751
---------------------------------------------------------------------------------------------------------------

Effective tax rate based on pro forma income before taxes                    42%

Substantially all of the differences between the effective tax rates above and the statutory federal rate of 34% relate to state and foreign taxes, net of federal benefit.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 1992 and 1991:

                                                       First       Second       Third        Fourth
(in thousands, except per share amounts)             Quarter      Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------
1992 (Restated):
  Net sales                                          $58,113      $61,592      $66,917      $83,012
  Gross profit                                       $10,883      $11,432      $12,064      $17,036
  Pro forma net income                               $ 1,440      $ 1,261      $ 1,275      $ 1,893
  Pro forma net income per share                     $   .08      $   .07      $   .07      $   .10
  Weighted average number of shares outstanding       17,565       17,565       17,565       18,710

1991:
  Net sales                                          $36,882      $38,310      $40,713      $47,698
  Gross profit                                       $ 6,587      $ 7,536      $ 7,958      $ 9,369
  Pro forma net income                               $   609      $   703      $ 1,152      $ 1,339
  Pro forma net income per share                     $   .03      $   .04      $   .07      $   .08
  Weighted average number of shares outstanding       17,565       17,565       17,565       17,565

The four quarterly amounts of net income per share in 1992 do not equal amounts for the year due to rounding.

RESTATED - SEE "INTRODUCTORY NOTE"

(12)  SUBSEQUENT EVENTS

(a) Stock Split

All share and per share data included herein have been adjusted for the effects of a two-for-one stock split which occurred in April 1994.

(b) Offerings of Common Stock

During 1993, 1994 and 1995, the Company sold 7,600,000 shares of common stock in four follow-on public offerings which yielded net proceeds of $175,466,000. Funds were used for acquisitions (see (c) below) and working capital.

(c) Acquisitions

During 1993, 1994, 1995 and 1996, the Company acquired 21 businesses (18 foreign; 3 domestic) in transactions accounted for as purchases. The aggregate purchase price was $86,324,000, of which $73,128,500 was paid in cash and the balance represented the fair value of 561,000 shares of common stock issued to the former owners. Aggregate goodwill was $71,219,000. In 1996, the Company wrote off all the remaining goodwill ($6,000,000) related to those Macintosh-only businesses acquired.

On January 25, 1996, the Company acquired Inmac Corp. through an exchange of 3,033,682 of its shares for all of Inmac's 10,816,836 shares in a transaction accounted for as a pooling of interests. In connection therewith, the Company recorded (i) $21,200,000 of restructuring charges, primarily for personnel and facilities matters; (ii) $6,113,000 for merger costs; and (iii) an extraordinary charge of $1,600,000 (net of tax benefit of $1,100,000) related to a mandatory prepayment to extinguish certain Inmac indebtedness.

Under pooling of interests accounting, all of the Company's consolidated financial statements as of and for periods prior to the acquisition of Inmac are generally required to be restated as though the merger took place at the beginning of the earliest period presented. Since the nature of this amendment of the Company's Form 10-K relates to historical information, the consolidated financial statements included herein have not been restated for the Inmac acquisition.

(d) Legal Proceedings

During October, November and December 1996, the Company and certain of its directors and officers were named as defendants in eleven lawsuits brought in the United States District Court for the District of Connecticut by parties which seek to represent classes of stockholders who purchased shares of the Company's common stock during different periods between January 1994 and September 1996, or exchanged shares in a merger transaction completed in January 1996. These lawsuits advance claims under various provisions of the federal securities laws and the common law and assert that various misleading disclosures were made concerning the Company's financial performance and condition and other related circumstances during the periods described and seek unspecified monetary damages and, in certain instances, rescission. The lawsuits followed and are predicated upon the Company's announcements in September and October 1996 that it intended to restate certain prior financial statements. The matters are all at an initial stage. Neither the Company nor the other defendants have responded to any of them.

In December 1996 and January 1997, the Company and certain of its directors and officers were named as defendants in two largely identical lawsuits brought in the Superior Court of Santa Clara County, San Jose, California. The lawsuits arise out of the stock merger between the Company and Inmac Corp. on January 25, 1996. The claims and defendants are generally similar to those being asserted in the various class actions described above. Neither the Company nor the other defendants have responded to either of them.

In November 1996, a shareholder derivative action was filed in the United States District Court for the District of Connecticut, purportedly on behalf of, and for recovery by, the Company, which is named as a nominal defendant. The complaint charges certain directors and officers with violation of fiduciary duties in

RESTATED - SEE "INTRODUCTORY NOTE"

selling Company stock while in possession of non-public information and in causing or permitting the exposure of the Company to damage, such as through the class litigation described above, attributable to the same circumstances that are the subject of the class litigation. The Company and the individual defendants have filed a Motion to Dismiss the Complaint which is pending before the Court.

The plaintiffs in these lawsuits seek unspecified compensatory damages, other relief, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation, and, accordingly has made no provision therefor in the consolidated financial statements.

In addition, the staff of the Securities and Exchange Commission is conducting an informal inquiry into the events that underlie the Company's announced intention to restate certain prior period financial statements. The Company is cooperating with the staff in its investigation.

RESTATED - SEE "INTRODUCTORY NOTE"

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Micro Warehouse, Inc.:

We have audited the accompanying consolidated balance sheets of Micro Warehouse, Inc. as of December 31, 1992 (as restated, see note 2) and 1991 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended (1992 restated, see note 2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Warehouse, Inc. as of December 31, 1992 and 1991, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Stamford, CT
January 31, 1997

RESTATED - SEE "INTRODUCTORY NOTE"

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Micro Warehouse, Inc.:

We have audited the accompanying statements of income, stockholders' equity, and cash flows of Micro Warehouse, Inc. for the year ended December 31, 1990. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Micro Warehouse, Inc. for the year ended December 31, 1990, in conformity with generally accepted accounting principles.


Anchin, Block & Anchin LLP


New York, New York
April 2, 1991

RESTATED - SEE "INTRODUCTORY NOTE"

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICRO WAREHOUSE, INC.


                                        By /s/ Linwood A. Lacy, Jr.
                                           -------------------------------------
                                           Linwood A. Lacy, Jr.
                                           President, Chief Executive Officer,
                                           Acting Chief Financial Officer and
                                           Acting Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A for the year ended December 31, 1992 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                           Title                          Date
   ---------                           -----                          ----


/S/ Peter Godfrey           Chairman of the Board               February 6, 1997
--------------------------
Peter Godfrey


/s/ Linwood A. Lacy, Jr.    President, Chief Executive Officer, February 6, 1997
--------------------------  Acting Chief Financial Officer,
Linwood A. Lacy, Jr.        Acting Chief Accounting Officer
                            and Director
                            (Principal Executive Officer and
                             Principal Financial Officer)


/s/ Felix Dennis            Director                            February 6, 1997
--------------------------
Felix Dennis


/s/ Frederick H. Fruitman   Director                            February 6, 1997
--------------------------
Frederick H. Fruitman


/s/ Melvin R. Seiler        Executive Vice President, Chief     February 6, 1997
--------------------------  Operating Officer and Director
Melvin R. Seiler


/s/ Joseph M. Walsh         Director                            February 6, 1997
--------------------------
Joseph M. Walsh