Form 10-K/A
period 1993-12-31
MICRO WAREHOUSE INC
filed 1997-02-10
CIK 892872

RESTATED - SEE "INTRODUCTORY NOTE"
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1993 COMMISSION FILE NUMBER: 0-20730

                            ------------------------

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

                            ------------------------

                                 (203) 899-4000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                            ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (TITLE OF CLASS)

                            ------------------------


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

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq National Market on March 14, 1994 was approximately $418,642,727.20. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Common Stock outstanding as of March 14, 1994: 12,581,351

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Pursuant to General Instruction G(2) to this form, the information required by Part II (Items 5, 6, 7 and 8) hereof is incorporated by reference from the registrant's Annual Report to Stockholders for the Fiscal Year ended December 31, 1993.

      Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 2, 1994.

RESTATED - SEE "INTRODUCTORY NOTE"

                           INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN FEBRUARY, 1997 TO REFLECT ADJUSTMENTS RESULTING FROM THE DISCOVERY OF ERRORS IN THE COMPANY'S ACCOUNTING PROCEDURES (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). IN ADDITION, ALL SHARE AND PER SHARE INFORMATION HAS BEEN RESTATED TO REFLECT A TWO-FOR-ONE STOCK SPLIT IN APRIL 1994 (SEE NOTE 16 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, ALL OTHER INFORMATION CONTAINED HEREIN IS AS OF DECEMBER 31, 1993 AND IS SUBJECT TO UPDATING AND SUPPLEMENTING AS PROVIDED IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO SUCH DATE.

ITEM 6
                              Micro Warehouse, Inc.
                            1993 Financial Statements

SELECTED FINANCIAL INFORMATION
For the Years Ended December 31,
(in thousands, except per share data and ratios)

                                                 1993       1992       1991       1990       1989
                                            (Restated) (Restated)
-------------------------------------------------------------------------------------------------
Income Statement Data:
Net sales                                    $450,385   $269,634   $163,603   $123,673   $ 52,560
Gross profit                                   86,749     51,415     31,450     21,932      9,183
Income from operations                         22,153      2,908      5,047      2,120         41
=================================================================================================
Net income*                                  $ 13,009   $  5,869   $  3,803
===========================================================================
Net income per share*                                              $   0.55   $   0.33   $   0.22
===========================================================================
Weighted average number of
 shares outstanding                            23,533     17,854     17,565
---------------------------------------------------------------------------
Selected Ratios:
Gross margin                                     19.3%      19.1%      19.2%      17.7%      17.5%
Operating margin (before special incentive)       4.9%       4.3%       4.4%       2.3%       0.5%
Current ratio                                     2.7        4.1        1.3        1.3        1.4

Balance Sheet Data (at December 31):
Working capital                              $ 82,129   $ 54,413   $  6,411   $  3,800   $  2,656
Total assets                                  142,827     78,612     31,620     19,453     10,850
Long-term debt, excluding current portion        --        1,362      6,754      3,186      4,841
Stockholders' equity (deficit)               $ 94,820   $ 59,548   $  2,667   $  2,644   $   (933)

*Pro forma for 1992 and 1991.

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The table below sets forth certain items expressed as a percent of net sales for the three years ended December 31, 1993.

                                                    Year Ended December 31,
                                                 1993        1992         1991
                                              (Restated)  (Restated)
------------------------------------------------------------------------------
Net sales                                       100.0%      100.0%       100.0%
Cost of sales                                    80.7        80.9         80.8
------------------------------------------------------------------------------
  Gross profit                                   19.3        19.1         19.2
------------------------------------------------------------------------------
Selling, general and
  administrative expenses                        14.4        14.7         14.8
Special incentive compensation                    --          3.3          1.4
------------------------------------------------------------------------------
Income from operations                            4.9         1.1          3.0
Interest income (expense)                          .1         (.5)         (.4)
------------------------------------------------------------------------------
Income before income taxes                        5.0          .6          2.6
------------------------------------------------------------------------------

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Net sales increased by $180.8 million or 67% to $450.4 million up from $269.6 million in 1992. The sales increase is attributable to strong growth in the core domestic businesses: Macintosh business was up 37% to $300.3 million and the PC business was up 98% to $99.5 million; with continued international expansion, international sales were up 258% to $32.6 million; and additional specialty catalogs contributed $18.0 million.

The sales increase for the core businesses was due to increases in the active customer base, up 25% for the Macintosh business and 78% for the PC business coupled with increased catalog circulation in both business areas. Also contributing to the sales increase was the 106% increase in the outbound telemarketing programs for both Macintosh and PC.

International sales growth was attributable to a growth of 100% in the UK operations and the start up of businesses in France and Germany. With the establishment of operations in the new countries, the total European customer base increased by 132% and the number of catalogs distributed grew by 165% to
1.5 million.

RESTATED - SEE "INTRODUCTORY NOTE"

During 1993, the Company launched four new specialty catalogs: Data CommWAREHOUSE, CD-Rom WAREHOUSE, Micro SuppliesWAREHOUSE and Paper designWAREHOUSE, all of which contributed $18.0 million in sales in 1993.

Gross profit increased to 19.3% of net sales from 19.1% in 1992. The increase in gross profit reflects the impact of higher margins in the specialty catalogs, reduced freight costs and higher margins from international operations somewhat offset by the increase in the PC business as a proportion of total sales which has lower margins than the Macintosh and specialty businesses.

There was no special incentive compensation paid in 1993 compared to $8.8 million in 1992. In 1992 this item represented the value of shares of common stock transferred to a consultant and issued to an officer of the Company in consideration for the termination of the incentive portions of their agreements with the Company. In order to determine the amount to be recorded as compensation expense as of the termination date, the Company engaged an independent appraiser to estimate the fair market value per share of its common stock. For all other periods, this item represented amounts paid to the consultant and co-founder under agreements which were based on profitability.

Selling, general and administrative expenses ("S,G&A") increased to $64.6 million from $39.7 million in 1992, but decreased as a percent of net sales to 14.4% from 14.7% in 1992. The decrease in S,G&A expenses as a percent was the result of consolidating the warehouse and distribution facilities in Wilmington, Ohio and from productivity gains attributable to the investment of over $3 million in computer equipment.

In 1993, the Company generated $.5 million in interest income as compared to $1.3 million in interest expense in 1992. This change was due to the resources provided by the initial public offering in December of 1992 and from the follow-on offering in August of 1993. This is further described below in the Liquidity and Capital Resources section.

Income before income taxes was $22.6 million or 5.0% of net sales as compared to $1.6 million or 0.6% of net sales in 1992. The income in 1992 included a charge of $8.8 million for special incentive compensation which was discussed above. No similar charge occurred in 1993. Higher domestic income was partially offset by losses in Europe which totaled $1.8 million in 1993 compared to a loss of $.2 million in 1992.

Net income increased to $13.0 million or $.55 per share from $5.9 million in 1992, on a pro forma basis, or $.33 per share.

Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

Net sales increased by $106.0 million or 65% to $269.6 million for the year ended December 31, 1992 from $163.6 million in 1991. In 1992, the Company increased its total catalog circulation by 75% to approximately 19 million, and as of year-end had approximately 1,012,000 customers,

RESTATED - SEE "INTRODUCTORY NOTE"

up from 689,000 at December 31, 1991. The increase in average order size to $231 from $215 also contributed to the Company's sales performance.

The majority of the increase in net sales for 1992 was due to an increase of 56% in the Company's Macintosh business which rose to $219.4 million. This increase was primarily attributable to growth in the Company's customer base, a 56% increase in the circulation of its MacWAREHOUSE catalog and the increase in international sales. Sales of the Company's PC products, which are marketed through the MicroWAREHOUSE catalog, increased by 108% to $50.2 million and represents approximately 19% of the total business, up from 15% in the prior year. The Company's business sales program, combining outbound telemarketing and catalog mailings to selected corporate accounts, increased by 88% over 1991 levels and represents approximately 32% of total sales.

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

S, G & A expenses increased to $39.7 million for 1992 up from $24.2 million in 1991 and decreased to 14.7% of sales from 14.8% in 1991. This decrease, as a percent of sales, would have been greater as productivity gains were significantly offset by costs associated with the start up of direct marketing operations in France and Germany. Without the European start up costs, S, G & A expenses would have been 14.4% of net sales for the year.

Interest expense increased to $1.3 million up from $.7 million in 1991 primarily due to higher borrowings, prior to the initial public offering, to finance the Company's growth, offset in part by lower interest rates.

The Company has made pro forma adjustments to the historical results of operations in order to make the presentations more meaningful. These adjustments were to eliminate the amounts of special incentive compensation and to compute the income taxes which would have been recorded had the Company been a C corporation for all periods. These adjustments are more fully explained and quantified in note 12 to the consolidated financial statements.

On a pro forma basis, net income increased to $5.9 million, or $.33 per share, up from $3.8 million, or $.22 per share, in 1991.

RESTATED - SEE "INTRODUCTORY NOTE"

Liquidity and Capital Resources

In December 1992, the Company completed an initial public offering of its common stock at $9 per share resulting in net proceeds to the Company of $53.2 million. With a portion of these proceeds, the Company repaid a total of $26.7 million of indebtedness to the bank, to its stockholders and to a special consultant. At December 31, 1992, the Company had cash and short term investments of $18.6 million. In August 1993, the Company completed a follow on offering of 2,300,000 shares at $10.50 per share. The net proceeds to the Company were $22.6 million. As a result, the Company had no debt and $30.6 million in cash and marketable securities at December 31, 1993. The Company intends to use its increased liquidity to fund its working capital requirements and to expand its international activity.

At December 31, 1993, working capital increased to $82.1 million from $54.4 million in 1992. As a result of the increased sales levels, inventories increased by $22.4 million and accounts receivable increased by $20.5 million. This was offset by an increase of $22.6 million in trade payables. For the year, operating activities provided cash of $.3 million as compared to a use of cash of $11.0 million in 1992. The Company used $2.7 million in cash for the acquisition of the Scandinavian subsidiaries and an additional $4.8 million for capital equipment, comprised primarily of computer systems. Although the Company has not made any significant commitments at December 31, 1993, it expects that it will require additional capital expenditures for computer systems and distribution equipment to support its growth and international expansion.

The Company's primary source of financing for the next 12 months will be from its currently available cash together with the internal generation of cash or from its existing credit lines. At December 31, 1993, the Company had an existing credit facility which provides for a revolving credit line of up to $15 million for working capital purposes. No amounts were borrowed under this facility as of December 31, 1993.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its cash needs for at least the next 12 months. Thereafter, the Company may require additional cash reserves.

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

RESTATED - SEE "INTRODUCTORY NOTE"

and a slowdown in buying from schools and universities. Inflation has not had a material effect on the operations of the Company.

Outlook

The Company anticipates continued growth in the installed base of personal computers both in business and in the home. This growth along with the Company's strategy to expand internationally and to identify growth market opportunities for specialty catalogs should increase the Company's sales and earnings in the future.

In December 1993, the Company acquired three subsidiaries in Sweden, Denmark and Norway and established an operation in Finland. During the first quarter of 1994, the Company acquired operations in the Netherlands, Belgium and Finland. The Company believes that the outlook is good for continued growth internationally as well as for the introduction of additional specialty catalogs.

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 8

Responsibility for Financial Statements

We have prepared the accompanying consolidated financial statements and related information included herein.

The management of Micro Warehouse, Inc. is responsible for the accuracy of the financial information that is presented in this annual report. These statements were prepared in accordance with generally accepted accounting principles and where appropriate, we used our estimates and judgement with consideration to materiality.

To meet management's responsibility for financial reporting, we have established internal control systems which we believe are adequate to provide reasonable assurance that our assets are protected from loss and that our financial statements are free of material error.

In accordance with generally accepted auditing standards, our independent auditors obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed.

The Audit Committee of the Board of Directors meets with management and our independent auditors to review accounting, auditing and financial matters. Our Audit Committee is composed of only outside directors. This committee and the independent auditors have free access to each other with or without management being present.


___________________________________
Linwood A. Lacy, Jr.
President, Chief Executive Officer,
Acting Chief Financial Officer and
Acting Chief Accounting Officer

RESTATED - SEE "INTRODUCTORY NOTE"

                          Independent Auditors' Report

The Board of Directors and Stockholders of
Micro Warehouse, Inc.:

We have audited the accompanying consolidated balance sheets of Micro Warehouse, Inc. as of December 31, 1993 and 1992 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1993 (years 1993 and 1992 restated - see note 2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Warehouse, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1993, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Stamford, CT
January 31, 1997

RESTATED - SEE "INTRODUCTORY NOTE"

                           Consolidated Balance Sheets
                           December 31, 1993 and 1992
                                 (in thousands)

                                                           1993            1992
                                                     (Restated)      (Restated)
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  2,424          $15,613
  Marketable securities                                 28,185            3,006
  Accounts receivable, net of allowance for
    doubtful accounts ($1,853 and $1,099 at
    December 31, 1993 and 1992, respectively)           44,099           23,568
  Inventories                                           45,038           22,611
  Prepaid expenses and other current assets              6,433            3,963
  Due from stockholders                                    804              804
  Due from affiliates, net                                 385              538
  Tax refund                                               857             --
  Deferred taxes (note 10)                               1,911            2,012
-------------------------------------------------------------------------------
        Total current assets                           130,136           72,115
-------------------------------------------------------------------------------
Property, plant and equipment, net (note 3)              9,312            6,014
Deposits and intangible assets, net (note 5)             3,379              483
-------------------------------------------------------------------------------
        Total assets                                  $142,827          $78,612
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                            $ 34,117          $11,521
  Accrued expenses (note 6)                             10,334            2,957
  Deferred revenue                                       3,556            2,415
  Equipment obligations (note 4)                          --                809
-------------------------------------------------------------------------------
        Total current liabilities                       48,007           17,702
Equipment obligations (note 4)                            --              1,362
-------------------------------------------------------------------------------
        Total liabilities                               48,007           19,064
-------------------------------------------------------------------------------
Commitments (note 8)
Stockholders' equity (note 7):
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued -                --               --
      Common stock, $.01 par value:
    Authorized - 50,000 shares; issued and
      outstanding; 24,862 and 22,556 shares at
      December 31, 1993 and 1992, respectively             249              226
  Additional paid-in capital                            78,485           56,210
  Retained earnings                                     16,382            3,373
  Cumulative translation adjustment                      (296)            (261)
-------------------------------------------------------------------------------
        Total stockholders' equity                      94,820           59,548
-------------------------------------------------------------------------------
        Total liabilities and stockholders' equity    $142,827          $78,612
===============================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

                        Consolidated Statements of Income
                  Years Ended December 31, 1993, 1992 and 1991
                      (in thousands, except per share data)

                                                     1993       1992       1991
                                                (Restated) (Restated)
-------------------------------------------------------------------------------
Net sales                                        $450,385   $269,634   $163,603
Costs of goods sold                               363,636    218,219    132,153
-------------------------------------------------------------------------------
    Gross profit                                   86,749     51,415     31,450
Selling, general and administrative expenses       64,596     39,732     24,174
Special incentive compensation (note 9)              --        8,775      2,229
-------------------------------------------------------------------------------
    Income from operations before interest
      and income taxes                             22,153      2,908      5,047
Interest income (expense)                             456     (1,264)      (722)
-------------------------------------------------------------------------------
    Income before income taxes                     22,609      1,644      4,325
Income taxes (note 10)                              9,600     (1,512)        68
-------------------------------------------------------------------------------
        Net income                               $ 13,009   $  3,156   $  4,257
===============================================================================
Pro forma data (unaudited) (note 12):
  Historical income before income taxes as above            $  1,644   $  4,325
  Pro forma adjustment for
    special incentive compensation                             8,775      2,229
-------------------------------------------------------------------------------
  Pro forma income before income taxes                        10,419      6,554
-------------------------------------------------------------------------------
  Provision for income taxes:
    Historical                                                 1,512        (68)
    Pro forma-incremental to historical taxes                 (6,062)    (2,683)
-------------------------------------------------------------------------------
      Total taxes                                             (4,550)    (2,751)
-------------------------------------------------------------------------------
        Net income                                          $  5,869   $  3,803
===============================================================================
Net income per share                             $   0.55   $   0.33   $   0.22
===============================================================================
Weighted average number of shares outstanding      23,533     17,854     17,565
===============================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

                 Consolidated Statements of Stockholders' Equity
                        December 31, 1993, 1992 and 1991
                                 (in thousands)

                                                                Additional            Cumulative
                                                Common Stock     Paid-in    Retained  Translation
                                               Shares   Amount   Capital    Earnings   Adjustment   Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1990                   15,600  $    156  $  2,026   $    462   $   --     $  2,644
  Net income                                     --        --        --        4,257       --        4,257
  Distribution of S corporation earnings         --        --        --       (4,234)      --       (4,234)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1991                   15,600       156     2,026        485       --        2,667
  Cumulative UK deficit at
    December 31, 1991                            --        --        --         (296)      --         (296)
  Value of common stock issued as
    incentive compensation                        400         4     8,771       --         --        8,775
  Distribution of S corporation earnings
    and paid-in capital                          --        --      (2,181)    (5,883)      --       (8,064)
  Transfer to additional paid-in capital of
    cumulative losses through date of
    Subchapter S revocation                      --        --      (5,911)     5,911       --         --
  Common stock offering (note 7)                6,556        66    53,505       --         --       53,571
  Net income                                     --        --        --        3,156       --        3,156
  Foreign currency translation adjustment        --        --        --         --         (261)      (261)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1992 (Restated)        22,556       226    56,210      3,373       (261)    59,548
  Common stock offering (note 7)                2,300        23    22,216       --         --       22,239
  Common stock issued pursuant to stock
    options exercised (note 7)                      6      --          59       --         --           59
  Net income                                     --        --        --       13,009       --       13,009
  Foreign currency translation adjustment        --        --        --         --          (35)       (35)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 (Restated)        24,862  $    249  $ 78,485   $ 16,382   $   (296)  $ 94,820
==========================================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

                      Consolidated Statements of Cash Flows
         Representing Increases (Decreases) in Cash and Cash Equivalents
                  Years Ended December 31, 1993, 1992 and 1991
                                 (in thousands)

                                                                         1993       1992      1991
                                                                    (Restated) (Restated)
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                         $ 13,009   $  3,156   $  4,257
---------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                     2,528      1,941      1,120
      Accrued interest included in loans
        payable to consultant and stockholders                           --         --          108
      Value of common stock issued as compensation expense               --        8,775       --
      Accrued consulting fee included in loan payable to consultant      --         --        2,128
      Deferred taxes                                                      101     (2,012)      --
      Changes in assets and liabilities:
        Accounts receivable, net                                      (20,531)   (11,879)    (3,631)
        Inventories                                                   (22,427)    (9,651)    (5,367)
        Prepaid expenses and other current assets                      (1,958)    (2,088)      (625)
        Due from affiliates                                               153       (174)      (184)
        Tax refund                                                       (857)      --         --
        Deposits and intangible assets                                   (815)      (475)         5
        Accounts payable - trade                                       22,596     (1,635)     4,999
        Accrued expenses                                                7,377      2,356       (699)
        Deferred income                                                 1,141        656      1,260
---------------------------------------------------------------------------------------------------
         Total adjustments                                            (12,692)   (14,186)      (886)
---------------------------------------------------------------------------------------------------
         Net cash provided (used) by operating activities                 317    (11,030)     3,371
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of marketable securities, net                              (25,179)    (3,006)      --
  Purchase of Scandinavian entities, represented by:
        Goodwill                                                       (2,200)      --         --
        Other current assets                                             (512)      --         --
  Acquisition of property, plant and equipment                         (4,831)    (3,600)    (1,397)
---------------------------------------------------------------------------------------------------
Net cash (used) by investing activities                               (32,722)    (6,606)    (1,397)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Distribution of S corporation earnings                                 --         --       (4,234)
  Net line of credit borrowings (repayments)                             --       (4,707)     1,252
  Net proceeds from issuance of common stock                           22,298     53,571       --
  Borrowings from (payments to) stockholders                             --      (13,248)     3,065
  Payments of loan payable, consultant                                   --       (3,298)      (250)
  Principal payments of obligations under capital leases               (3,047)      (530)      (427)
---------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities              19,251     31,788       (594)
---------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   (35)      (261)      --
---------------------------------------------------------------------------------------------------
Net change in cash                                                    (13,189)    13,891      1,380
Cash and cash equivalents:
  Beginning of period                                                  15,613      1,722        342
---------------------------------------------------------------------------------------------------
  End of period                                                      $  2,424   $ 15,613   $  1,722
===================================================================================================

See accompanying notes to consolidated financial statements

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Notes to the Consolidated Financial Statements
December 31, 1993 and 1992

(1) Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the Company and all subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents

All repurchase agreements and highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Marketable Securities

Marketable securities consist primarily of highly liquid tax exempt mutual funds with maturities of less than one year. Dividend income is accrued as earned. The investments are carried at cost which approximates the market value at December 31, 1993 and 1992.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which applies to the Company's portfolio of "marketable securities," is effective for fiscal years beginning after December 15, 1993. Initial adoption is required to be reflected prospectively, and is not expected to have a material effect on the Company's financial statements.

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

Property, Plant and Equipment

Property, plant and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using accelerated and straight-line methods over the estimated useful lives of the assets, as follows:

        Computer equipment                        5 years
        Furniture and fixtures                    7 years
        Leasehold improvements                    Life of lease - 7 years
        Machinery and equipment                   5 years

RESTATED - SEE "INTRODUCTORY NOTE"

Intangible Assets

Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

        Trademarks                                 5 years
        Goodwill                                  40 years

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

Effective June 30, 1992, the Company revoked its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) to determine the impact of the deferred taxes as a result of the C corporation assuming the tax position of the (terminated) S corporation (see note 10). SFAS 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Revenue Recognition

Revenue on product sales is recognized at the time of shipment. A reserve for product returns is established based upon historical trends.

Net Income Per Share

Net income per share is usually based on the weighted average number of common and common equivalent shares outstanding during each period, after retroactive adjustment for stock splits. However, pursuant to certain rules of the Securities and Exchange Commission, for periods prior to an initial public offering of common stock (IPO), the calculation also includes (i) shares of common stock issued within one year of the IPO and (ii) where repayment of indebtedness to stockholders incurred as a result of S corporation distributions is made from proceeds from the IPO, the number of shares required to be sold in the offering to generate the proceeds for the repayment. Following is an analysis of the components of the shares used to compute net income per share:

                                                 1993        1992        1991
                                                 ----        ----        ----
Shares outstanding as of December 31, 1990    15,600,000  15,600,000  15,600,000
Shares issued within one year of the IPO         400,000     400,000     400,000
Required number of shares to be sold (at
  the IPO price of $9 a share) in the IPO
  to generate proceeds for repayments of
  indebtedness to S corporation shareholders
  and a consultant                                  --     1,474,958   1,565,000
Weighted average shares outstanding related
  to the IPO                                   6,555,000     377,136        --
Weighted average shares outstanding related
  to the secondary offering                      845,480        --          --
Incremental shares related to stock options      132,260       1,738        --
                                              ----------  ----------  ----------
                                              23,532,740  17,853,832  17,565,000
                                              ==========  ==========  ==========

RESTATED - SEE "INTRODUCTORY NOTE"

Foreign Currency Translation

Assets and liabilities of Micro Warehouse International, Inc. are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenue and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as a separate component of stockholders' equity on the balance sheet.

Unaudited Pro Forma and Condensed Quarterly Data

In the opinion of management, the unaudited pro forma and condensed quarterly financial data in note 13 reflect all adjustments (consisting of recurring accruals and pro forma adjustments described in note 12) which are necessary to a fair statement of the results of operations for the periods presented.

(2) Restatement of Prior Period Results

The Company has restated previously issued financial results for each of the quarters and for the full years ended December 31, 1993 and 1992. The restated financial results reflect errors in its accounting procedures primarily related to accrued inventory liabilities and trade payables. The following summarizes the impact of the restatement (in thousands).

                                                          1993             1992
                                                          ----             ----
Costs of goods sold
         As previously reported                       $361,481         $217,078
         As restated                                   363,636          218,219

Gross profit
         As previously reported                        $88,904          $52,556
         As restated                                    86,749           51,415

Selling, general and administrative expenses
         As previously reported                        $63,407          $39,021
         As restated                                    64,596           39,732

Income from operations
         As previously reported                        $25,497           $4,760
         As restated                                    22,153            2,908

Net income*
         As previously reported                        $14,999           $6,945
         As restated                                    13,009            5,869

Net income per share*
         As previously reported                          $0.64            $0.39
         As restated                                      0.55             0.33

Accounts payable - trade
         As previously reported                        $28,921           $9,669
         As restated                                    34,117           11,521

Retained earnings
         As previously reported                        $18,670           $3,671
         As restated                                    16,382            3,373

*Pro forma for 1992

RESTATED - SEE "INTRODUCTORY NOTE"

(3) Property, Plant and Equipment

Property, plant and equipment consists of (in thousands):

                                                       1993          1992
                                                       ----          ----
Computer equipment                                  $10,856        $7,445
Furniture and fixtures                                1,416           832
Leasehold improvements                                1,525           651
Machinery and equipment                               1,890         1,052
                                                    ---------------------
                                                     15,687         9,980
Less accumulated depreciation and amortization        6,375         3,966
                                                    ---------------------
                                                    $ 9,312        $6,014
                                                    =====================

(4) Borrowing Arrangements

Line of Credit

At December 31, 1993, the Company had a $15,000,000 unused line of credit. The line of credit provides for unsecured borrowing with interest at the bank's prime rate or LIBOR plus 1.5%.

Equipment Obligations

In 1992, the Company was obligated under notes for computer equipment expiring in various years through 1996 with interest at various rates ranging from 7% - 14% a year. These obligations were paid in full during 1993.

(5) Deposits and Intangible Assets

Amounts consist of (in thousands):
                                                       1993          1992
                                                      -------------------
Deposits                                             $  483        $  186
Trademarks                                              862           344
Goodwill                                              2,200             -
                                                     --------------------
                                                      3,545           530
Less:  amortization                                    (166)          (47)
                                                     --------------------
                                                     $3,379        $  483
                                                     ====================

(6) Accrued Expenses

Accrued expenses at December 31, 1993 includes approximately $2,900,000 of accrued catalog costs.

(7) Stockholders' Equity

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

RESTATED - SEE "INTRODUCTORY NOTE"

Initial and Follow-On Public Offerings

In December 1992 the Company issued 6,555,000 shares of common stock, which included 855,000 shares issued pursuant to the underwriters over-allotment option, at $9.00 a share in an IPO. The proceeds to the Company were $53,249,000 net of the underwriting discount of $4,130,000 and other direct expenses of $1,616,000, including $322,000 recorded in 1993. In August 1993, the Company issued 2,300,000 shares of common stock, which included 300,000 shares issued pursuant to the underwriters over-allotment option, at $10.50 per share in a follow-on offering. The proceeds to the Company were $22,562,000 net of the underwriting discount of $1,207,000 and other direct expenses of $381,000.

1992 Stock Option Plan

On October 1, 1992, the Board of Directors and stockholders of the Company approved the 1992 Stock Option Plan (the 1992 Plan), which provides for the grant of stock options to officers, directors and key employees of, and consultants to, the Company and its subsidiaries. Under the 1992 Plan, the Company may grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Nonstatutory Stock Options"). A total of 1,000,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the 1992 Plan.

The 1992 Plan is administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the 1992 Plan, the Committee has the authority to select the employees, directors and consultants to whom options are granted and determine the terms of each option, including
(i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options are nontransferable other than by will or the laws of descent and distribution. Additionally, the three principal stockholders have agreed not to receive options under the 1992 Plan.

Following is the activity under the 1992 Plan:
                                                               Number of Shares
                                                              -----------------
                                                              1993         1992
                                                              ----         ----
   Shares:
     Outstanding at January 1                               119,950            0
     Granted at $9.00 to $15.94 a share                     733,300      119,950
     Exercised at $9.00 to $9.78 a share                      6,184            0
     Canceled or expired at $9.00 a share                     4,666            0
                                                            --------------------
     Outstanding, December 31 at $9.00 to $15.94 a share    842,400      119,950
                                                            --------------------
     Exercisable, December 31 at $9.00 a share               30,976            0
                                                            ====================
     Available for grant, December 31                       151,416      880,050
                                                            ====================

(8) Commitments (Including Those with Related Parties)

Leases

The Company rents some of its office facilities and, prior to June 30, 1992, received office and administrative services from affiliates.

RESTATED - SEE "INTRODUCTORY NOTE"

The Company also occupies office and warehouse space under various operating leases with independent parties which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals at December 31, 1993 were as follows (in thousands):

                                                            Related
                                             Total            Party
                                             -----            -----
     1994                                   $1,268             $312
     1995                                    1,065              312
     1996                                      910              312
     1997                                      590              312
     1998                                      227              --
     1999 and after                             35              --
     --------------------------------------------------------------
     Total                                  $4,095           $1,248
     ==============================================================

Rent expense was as follows (in thousands):

                               Rent Expense       Administrative
                          ---------------------         Services          Total
                          Total   Related Party    Related Party  Related Party
-------------------------------------------------------------------------------
Year Ended December 31,
1993                     $1,357        $  312          $    0          $  312
1992                     $  869        $  190          $  147          $  337
1991                     $  343        $  114          $  548          $  662

The Company has an agreement with a consultant through December 1996 for an annual fee of $100,000.

401(k) Savings Plan

Effective July 1, 1992, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax deferred contributions of up to 10% of annual compensation (subject to other limitations specified by the Internal Revenue Code) and the Company will make a 25% matching contribution for amounts which do not exceed 6% of participant's annual compensation. The Company may also make discretionary profit sharing contributions to the Plan. During 1993, the Company incurred approximately $180,000 of expense related to the 401(k) matching component of this plan.

(9) Special Incentive Compensation

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

RESTATED - SEE "INTRODUCTORY NOTE"

termination date, the Company engaged an independent appraiser to estimate the fair market value per share of its common stock.

(10) Income Taxes

Termination of S Corporation Status

As a result of the Company terminating its S corporation status on June 30, 1992, the C corporation assumed the tax bases of the assets and liabilities of the (terminated) S corporation. As described in note 1, the Company adopted SFAS 109 in order to determine the impact of this event on the consolidated balance sheet as of that date.

Based on (a) historical record of pro forma earnings, (b) the unusual nature and amount of additional incentive compensation and (c) estimates of taxable income expected for the years ended December 31, 1992 and 1993, management determined that no valuation allowance was required to be established against the initial deferred tax asset of $4,047,000 that was recorded at June 30, 1992. Components of this net deferred tax asset, as of the date indicated, based on an effective tax rate of 42%, relate to (in thousands):
                                                                         Initial
                                                         December 31,   June 30,
                                                        1993      1992      1992
                                                            (Restated)
                                                     ---------------------------
Deferred tax assets:
  Value of additional incentive compensation         $     _   $   866   $ 3,402
  Valuation reserves:
    Accounts receivable                                  651       451       446
    Inventory                                            280       178       113
    Refunds payable                                      182       158      --
    Medical insurance                                    249      --        --
  Required capitalization of
       additional cost into inventory
       for tax reporting purposes                        273       283        68
  Other                                                  401        76        18
  Foreign tax loss carryforwards                       1,174       298      --
  Valuation allowance for loss carryforwards          (1,174)     (298)     --
                                                     ---------------------------
    Total deferred tax asset                           2,036     2,012     4,047
                                                     ---------------------------
Deferred tax liability:
  Property, plant and equipment                         (125)     --        --
                                                     ---------------------------
    Net deferred tax asset                           $ 1,911   $ 2,012   $ 4,047
                                                     ===========================

Provision for Income Taxes

The provision for income taxes expense for the years ended December 31, 1993 and 1992 were as follows (in thousands):

                   December 31, 1993                    December 31, 1992
                      (Restated)                           (Restated)
-------------------------------------------------------------------------------
            Current    Deferred        Total     Current    Deferred      Total
-------------------------------------------------------------------------------
Federal     $7,657         $133       $7,790       $ --      $(1,439)   $(1,439)
State        1,677           29        1,706         500        (573)       (73)
Foreign        165          (61)         104         --          --         --
-------------------------------------------------------------------------------
Total      $ 9,499         $101       $9,600        $500     $(2,012)   $(1,512)
===============================================================================

RESTATED - SEE "INTRODUCTORY NOTE"

The 1992 provision is a combination of taxes for the six months then ended (period for which the Company was a C corporation) and the full year (State taxes where S corporation status is not recognized).

The difference between a provision for taxes at the federal statutory rate and the financial statement provision for taxes (effective rates of 42.5% in 1993 (Restated), 43.7% in 1992 (Restated) and 42.0% in 1991) was substantially all due to state income taxes net of a federal tax benefit. The 1992 and 1991 effective rates are on a pro forma basis.

(11) Supplemental Disclosures of Cash Flow Information

                                                       1993       1992      1991
                                                       -------------------------
                                                            (in thousands)
Cash paid during the year for:
    Interest                                        $   122    $ 1,276    $  673
    Income taxes                                     10,252        258       287
Noncash investing and financing activities:
    Equipment acquired under capital lease
      obligations                                       876      1,649       709

(12) Pro Forma Adjustments (Unaudited)

The following pro forma adjustments have been made to the historical results of operations to make the presentations more meaningful in relation to future periods:

(a) Elimination of amounts of special incentive compensation - see note 9. The amounts for the year ended December 31, 1991 represent the incentive portion of a consultant's contract which was eliminated effective January 1, 1992. The amount in the year ended December 31, 1992 represents the value of common stock transferred to the consultant (by the existing stockholders) and issued to an employee (by the Company) to terminate the incentive portion (based on income before taxes) of their respective agreements. The value was based on an independent appraisal of the Company's common stock at January 1, 1992.

(b) Computation of income taxes which would have been recorded had the Company been a C corporation for all periods and after eliminating the compensation in
(a).

The combined historical and pro forma provisions for income tax expense were as follows (in thousands):

                                   Federal               State
                                   -------               -----
                              Current   Deferred   Current   Deferred    Total
                              -------   --------   -------   --------    -----
1992 (Restated):
Historical                    $  --     $(1,439)   $   500   $  (573)   $(1,512)
Pro forma adjustment            3,415     1,271        870       506      6,062
                                                                        -------
                                                                        $ 4,550
                                                                        =======
1991:
Historical                    $  --     $  --      $    68   $  --      $    68
Pro forma adjustment            2,195      (231)       812       (93)     2,683
                                                                        -------
                                                                        $ 2,751
                                                                        =======

RESTATED - SEE "INTRODUCTORY NOTE"

(13) Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 1993, 1992 and 1991:

                                      First      Second       Third      Fourth
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------
                                       (in thousands, except per share amounts)
1993 (Restated):
Net sales                           $ 98,783    $101,527    $109,415    $140,660
Gross profit                          19,039      19,936      21,251      26,523
Net income                             2,093       2,820       3,419       4,677
Net income per share                $   0.09    $   0.12    $   0.14    $   0.19
Weighted average number
  of shares outstanding               22,624      22,626      23,692      25,190

1992 (Restated):
Net sales                           $ 58,113    $ 61,592    $ 66,917    $ 83,012
Gross profit                          10,883      11,432      12,064      17,036
Pro forma net income                   1,440       1,261       1,275       1,893
Pro forma net income per share      $   0.08    $   0.07    $   0.07    $   0.10
Weighted average number
  of shares outstanding               17,565      17,565      17,565      18,710

1991:
Net sales                           $ 36,882    $ 38,310    $ 40,713    $ 47,698
Gross profit                           6,587       7,536       7,958       9,369
Pro forma net income                     609         703       1,152       1,339
Pro forma net income per share      $   0.03    $   0.04    $   0.07    $   0.08
Weighted average number
  of shares outstanding               17,565      17,565      17,565      17,565

The four quarterly amounts of net income per share in 1993 and 1992 do not equal amounts for the year due to rounding.

(14) Acquisition of Foreign Operations

On December 1, 1993, the Company acquired through newly-formed foreign subsidiaries, businesses with operations in Denmark, Norway and Sweden. The purchase price included approximately $2,700,000 in cash and up to 200,000 common shares, contingent upon the businesses achieving sales and earnings goals in 1994 and 1995. The purchase price consisted of $2,200,000 in goodwill and approximately $500,000 million in other current assets.

In an effort to synchronize its global operational and strategic objectives, the Company waived the contingencies in January 1994 and issued the full amount of the aforementioned common shares (which are restricted as to sale). The value of these shares will be added to goodwill in 1994.

(15) Operations by Geographic Areas

The Company operates primarily in one industry segment, the distribution of computer software, supplies and accessories. Information about the Company's operations in different geographic areas for the years ended December 31, 1993 and 1992 are presented below (in thousands). European operations in 1991 were nominal.

RESTATED - SEE "INTRODUCTORY NOTE"

1993                                   United States                Consolidated
                                        (Restated)      Europe        (Restated)
                                        ----------      ------       ----------
Net operating revenues...............    $417,804      $ 32,581       $450,385
Income (loss) from operations........      23,955        (1,802)        22,153
Identifiable operating assets........     128,086        14,741        142,827

1992                                   United States                Consolidated
                                        (Restated)      Europe       (Restated)
                                        ----------      ------       ----------
Net operating revenues...............    $260,488      $  9,146       $269,634
Income (loss) from operations........       3,061          (153)         2,908
Identifiable operating assets........      74,627         3,985         78,612

(16) Subsequent Events

Stock Split

All share and per share data included herein have been adjusted for the effects of a two-for-one stock split which occurred in April 1994.

Offerings of Common Stock

During 1994 and 1995, the Company sold 5,300,000 shares of common stock in three follow-on public offerings which yielded net proceeds of $152,904,000. Funds were used for acquisitions (see Acquisitions below) and working capital.

Acquisitions

During 1994, 1995 and 1996 the Company acquired 18 businesses (15 foreign; 3 domestic) in transactions accounted for as purchases. The aggregate purchase price was $79,110,000, of which $70,428,500 was paid in cash and the balance represented the fair value of 361,000 shares of common stock issued to the former owners. Aggregate goodwill was $64,505,000. In 1996, the Company wrote off all the remaining goodwill ($6,000,000) related to those Macintosh-only businesses acquired.

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

Under pooling of interest accounting, all of the Company's consolidated financial statements as of and for periods prior to the acquisition of Inmac are generally required to be restated as though the merger took place at the beginning of the earliest period presented. Since the nature of this amendment of the Company's Form 10-K relates to historical information, the consolidated financial statements included herein have not been restated for the Inmac acquisition.

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

RESTATED - SEE "INTRODUCTORY NOTE"

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

In November 1996, a shareholder derivative action was filed in the United States District Court for the District of Connecticut, purportedly on behalf of, and for recovery by, the Company, which is named as a nominal defendant. The complaint charges certain directors and officers with violation of fiduciary duties in selling Company stock while in possession of non-public information and in causing or permitting the exposure of the Company to damage, such as through the class litigation described above, attributable to the same circumstances that are the subject of the class litigation. The Company and individual defendants have filed a Motion to Dismiss the Complaint which is pending before the Court.

The plaintiffs in these lawsuits seek unspecified compensatory damages, other relief, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation, and, accordingly, has made no provision therefor in the consolidated financial statements.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A for the year ended December 31, 1993 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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