Form 10-K/A
period 1994-12-31
MICRO WAREHOUSE INC
filed 1997-02-10
CIK 892872

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

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1994 COMMISSION FILE NUMBER: 0-20730

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

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ X ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq National Market on March 15, 1995 was approximately $708,236,457.50. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Common Stock outstanding as of March 15, 1995: 29,575,763

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Pursuant to General Instruction G(2) to this form, the information required by Part II (Items 5, 6, 7 and 8) hereof is incorporated by reference from the registrant's Annual Report to Stockholders for the Fiscal Year ended December 31, 1994.

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 1, 1995.

                                INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN FEBRUARY 1997 TO REFLECT ADJUSTMENTS RESULTING FROM THE DISCOVERY OF ERRORS IN THE COMPANY'S ACCOUNTING PROCEDURES (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF DECEMBER 31, 1994 AND IS SUBJECT TO UPDATING AND SUPPLEMENTING AS PROVIDED IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO SUCH DATE.

ITEM 6

                              Micro Warehouse, Inc.
                            1994 Financial Statements

SELECTED FINANCIAL INFORMATION
For the Years Ended December 31,
(In thousands, except
per share data and ratios)

                                               1994         1993         1992         1991         1990
                                            (Restated)   (Restated)   (Restated)
---------------------------------------------------------------------------------------------------------
Income Statement Data:
Net sales                                    $776,377     $450,385     $269,634     $163,603     $123,673

RESTATED - SEE "INTRODUCTORY NOTE"

Gross profit                                  136,660       86,749       51,415       31,450       21,932
Income from operations                         32,252       22,153        2,908        5,047        2,120
---------------------------------------------------------------------------------------------------------
Net income(A)                                $ 20,223     $ 13,009     $  5,869     $  3,803
--------------------------------------------------------------------------------------------
Net income per share(A)(B)                                $   0.73     $   0.55     $   0.33     $   0.22
--------------------------------------------------------------------------------------------
Weighted average number
   of shares outstanding(B)                    27,618       23,533       17,854       17,565
--------------------------------------------------------------------------------------------

Operating Data:
Gross margin                                     17.6%        19.3%        19.1%        19.2%        17.7%
Operating margin
 (before special incentive compensation)          4.2%         4.9%         4.3%         4.4%         2.3%
Current ratio                                   3.7:1        2.7:1        4.1:1        1.3:1        1.3:1

Balance Sheet Data (at December 31):
Working capital                              $184,925     $ 82,129     $ 54,413     $  6,411     $  3,800
Total assets                                  297,560      142,827       78,612       31,620       19,453
Long-term debt, excluding current portion         645         --          1,362        6,754        3,186
Stockholders' equity                         $229,564     $ 94,820     $ 59,548     $  2,667     $  2,644

(A) Pro forma for 1992 and 1991

(B) Years prior to 1994 are adjusted to reflect a two-for-one stock split effective April 4, 1994

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The table below sets forth certain items expressed as a percent of net sales, for each of the years in the three-year period ended December 31, 1994.

Year Ended December 31,
                                               1994         1993         1992
                                            (Restated)   (Restated)   (Restated)
--------------------------------------------------------------------------------
Net sales                                     100.0%       100.0%       100.0%
Cost of sales                                  82.4         80.7         80.9
--------------------------------------------------------------------------------
Gross profit                                   17.6         19.3         19.1
--------------------------------------------------------------------------------
Selling, general and
   administrative expenses                     13.4         14.4         14.7
Special incentive compensation                  --           --           3.3
--------------------------------------------------------------------------------
Income from operations                          4.2          4.9          1.1
Interest income (expense)                        .2           .1          (.5)
--------------------------------------------------------------------------------
Income before income taxes                      4.4          5.0           .6
--------------------------------------------------------------------------------

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Net sales increased by $326.0 million or 72% to $776.4 million up from $450.4 million in 1993. The sales increase is attributable to strong growth in the core domestic businesses: the Macintosh business was up 44% to $424.0 million, the PC/Windows business which includes both the MicroWAREHOUSE and Micro SystemsWAREHOUSE catalogs was up 57% to $156.1 million and specialty catalogs contributed $72.0 million. With continued international expansion, international sales were up 281% to $124.3 million.

The sales increase for the core businesses was due to increases in the active customer base, up 45% for the Macintosh business and 55% for the PC/Windows business coupled with increased catalog circulation in both business areas. The increase in average order size to $306 from $247 due primarily to the increase in hardware sales also contributed to the Company's sales performance. In addition the Company's outbound sales programs to corporate customers increased by 68% to $292.7 million.

International sales growth was attributable to a growth of 114% in the UK operations as well as contributions from France, Germany and the Scandinavian acquisitions. With the establishment of operations in additional countries, the total European customer base increased by 286% and the number of catalogs distributed grew by 180% to 4.2 million.

During 1994, the Company added two new specialty catalogs, Micro
SystemsWAREHOUSE and Home ComputerWAREHOUSE catalogs, to its existing specialty catalogs comprising Data CommWAREHOUSE, CD-RomWAREHOUSE, Micro SuppliesWAREHOUSE and Paper designWAREHOUSE, all of which contributed $72.0 million in sales in 1994.

Gross profit decreased to 17.6% of net sales from 19.3% in 1993. The decrease in gross profit was due to reduced gross margins internationally, with international becoming a greater proportion of total sales, coupled with a higher proportion of hardware sales which are typically at lower margins than software sales. Hardware as a percent of total sales increased from 35% in 1993 to 46% in 1994.

RESTATED - SEE "INTRODUCTORY NOTE"

Selling, general and administrative ("S,G&A") expenses increased to $104.4 million from $64.6 million in 1993, but decreased as a percent of net sales to 13.4% from 14.4% in 1993. The decrease in S,G&A expenses as a percent of sales was the result of cost controls coupled with increased sales and higher average order size.

In 1994, the Company generated $1.6 million in interest income as compared to $0.5 million in interest income in 1993. This change was due to the resources provided by the public offerings in April and October of 1994. This is further described below in the Liquidity and Capital Resources section.

Income before income taxes was $33.8 million or 4.4% of net sales as compared to $22.6 million or 5.0% in 1993.

Net income increased to $20.2 million or $0.73 per share from $13.0 million in 1993, or $0.55 per share adjusted for a two-for-one stock split effective April 1994.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Net sales increased by $180.8 million or 67% to $450.4 million up from $269.6 million in 1992. The sales increase is attributable to strong growth in the core domestic businesses: Macintosh business was up 37% to $300.3 million, and the PC/Windows business was up 98% to $99.5 million; with continued international expansion, international sales were up 258% to $32.6 million; and additional specialty catalogs contributed $18.0 million.

The sales increase for the core businesses was due to increases in the active customer base, up 25% for the Macintosh business and 78% for the PC/Windows business coupled with increased catalog circulation in both business areas. Also contributing to the sales increase were the outbound telemarketing programs for both Macintosh and PC/Windows which increased by 106% .

International sales growth was attributable to a growth of 100% in the UK operations and the start up of business in France and Germany. With the establishment of operations in the new countries, the total European customer base increased by 132% and the number of catalogs distributed grew by 165% to
1.5 million.

During 1993, the Company launched four new specialty catalogs: Data CommWAREHOUSE, CD-Rom WAREHOUSE, Micro SuppliesWAREHOUSE and Paper designWAREHOUSE, all of which contributed $18.0 million in 1993.

Gross profit increased to 19.3% of net sales from 19.1% in 1992. The increase in gross profit reflects the impact of higher margins in the specialty catalogs, reduced freight costs, and higher margins from international operations somewhat offset by the increase in the PC/Windows business as a proportion of total sales which has lower margins than the Macintosh and specialty businesses.

There was no special incentive compensation paid in 1993, compared to $8.8 million in 1992. In 1992, this item represented the value of shares of common stock transferred to a consultant and issued to an officer of the Company in consideration for the termination of the incentive portions of their agreements with the Company. In order to determine the amount to be recorded as compensation expense as of the termination date, the Company engaged an independent appraiser to estimate the fair market value per share of its common stock. For all other periods, this item represented amounts paid to the consultant and co-founder under agreements which were based on profitability.

S,G&A expenses increased to $64.6 million from $39.7 million in 1992, but decreased as a percent of net sales to 14.4% from 14.7% in 1992. The decrease in S,G&A expenses as a percent was the result of consolidating the warehouse and distribution facilities in Wilmington, Ohio and from productivity gains attributable to the investment of over $3 million in computer equipment.

In 1993, the Company generated $0.5 million in interest income as compared to $1.3 million in interest expense in 1992. This change was due to the resources provided by the initial public offering in December of 1992 and from

RESTATED - SEE "INTRODUCTORY NOTE"

the follow-on offering in August of 1993. This is further described below in the Liquidity and Capital Resources section.

Income before income taxes was $22.6 million or 5.0% of net sales as compared to $1.6 million or 0.6% of net sales in 1992. The income in 1992 included a charge of $8.8 million for special incentive compensation which was discussed above. No similar charge occurred in 1993. Higher domestic income was partially offset by losses in Europe which totaled $1.8 million in 1993 compared to a loss of $0.2 million in 1992.

Net income increased to $13.0 million or $0.55 per share from $5.9 million or $0.33 per share in 1992, on a pro forma basis.

Liquidity and Capital Resources

In December 1992, the Company completed an initial public offering of its common stock resulting in net proceeds to the Company of $53.2 million. In August 1993, the Company completed a secondary offering of its common stock resulting in net proceeds to the Company of $22.6 million. In April and October 1994, the Company completed follow-on offerings of its common stock resulting in net proceeds to the Company of $102.1 million. As of December 31, 1994, the Company had cash and short-term investments totaling $74.5 million.

As a result of increased sales, the Company's inventories increased to $78.7 million at December 31, 1994 from $45.0 million at December 31, 1993, an increase of 75% which is in line with the sales increase of 72%. Accounts receivable increased to $80.8 million at December 31, 1994 from $44.1 million at December 31, 1993. Accounts receivable have increased due to an increase in open account purchases by commercial customers and an increase in advertising receivables resulting from increased promotional activity.

Capital expenditures for the 12 months of 1994 and 1993 were $13.6 million and $4.8 million, respectively, primarily for computer systems and distribution equipment both in the United States and in Europe. During 1994, the Company expanded its telemarketing facilities and its warehousing operation by over 287,000 square feet. Additionally, the Company installed or upgraded computer systems in six countries. Although the Company's primary capital needs will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity. At December 31, 1994, the Company had existing credit facilities which provided for unsecured revolving credit lines of up to $15 million and (pound)750,000 for working capital purposes. No borrowings were outstanding under these facilities as of December 31, 1994.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months. Thereafter, the Company may require additional cash reserves.

Impact of Inflation and Seasonality

The Company's results are subject to quarterly variations although, in the opinion of management, these variations are not significant.

Sales growth tends to be stronger in the first and last quarters of the year with the two middle quarters typically slower. The high growth quarters are reflective of holiday buying as well as a customer receptiveness to prospecting. The slower quarters are impacted by the summer months and a slowdown in buying from schools and universities.

The cost associated with both paper and postage have risen significantly in the past several months. The Company has taken a number of actions that have almost completely offset these increases, such as to increase revenue yield per catalog by using advertising space more efficiently and reducing expenses by improving the publishing process using the latest digital color separation technology and in some cases, by using thinner paper.

RESTATED - SEE "INTRODUCTORY NOTE"

Outlook

The Company anticipates continued growth in the installed base of personal computers both in business and in the home. This growth along with the Company's strategy to expand internationally and to identify growth market opportunities for specialty catalogs should increase the Company's sales in the future.

During 1994, international operations were expanded with the acquisition of Macintosh catalogers in Finland, Holland, Belgium, Mexico and Canada; and PC/Window catalogers in France, Norway and Sweden. Also, the Company launched a new Macintosh catalog in Japan and added two new licensees in Chile and Colombia. The Company's strategy is to further diversify its product offerings and to start, acquire or license operations in other foreign markets in which the Company currently does not operate, as well as to introduce additional specialty catalogs.

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 8

Responsibility for Financial Statements

      The financial data in this report, including the audited financial statements, have been prepared by management using the best available information and applying judgement. Accounting principles used in preparing the financial statements are those that are generally accepted in the United States.

      In meeting our responsibility for the integrity of the financial statements, we maintain a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and that the accounting records provide a reliable basis for the preparation of the financial statements. Management has also established a formal Business Code of Ethics which is distributed throughout the Company. We acknowledge our responsibility to establish and preserve an environment in which all employees properly understand the fundamental importance of high ethical standards in the conduct of our business.

      Our independent auditors are engaged to audit and to render an opinion on the fairness in all material respects of our consolidated financial statements presented in conformity with generally accepted accounting principles. In performing their audit in accordance with generally accepted auditing standards, our independent auditors obtained a sufficient understanding of the Company's internal accounting control structure to plan their audit and determine the nature, timing and extent of tests to be performed.

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


Linwood A. Lacy, Jr.
President, Chief Executive Officer,
Acting Chief Financial Officer and
Acting Chief Accounting Officer

RESTATED - SEE "INTRODUCTORY NOTE"

Independent Auditors' Report

The Board of Directors and Stockholders of Micro Warehouse, Inc.:

We have audited the accompanying consolidated balance sheets of Micro Warehouse, Inc. as of December 31, 1994 and 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1994 (all as restated, see note 2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Warehouse, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Stamford, CT
January 31, 1997

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Balance Sheets

--------------------------------------------------------------------------------
December 31, 1994 and 1993
(In thousands)                                                1994         1993
                                                         (Restated)   (Restated)
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $ 30,268    $   2,424
  Marketable securities at market value                     44,204       28,185
  Accounts receivable, net of allowance for
    doubtful accounts ($3,096 and $1,853 at
    December 31,1994 and 1993, respectively)                80,828       44,099
  Inventories                                               78,733       45,038
  Prepaid expenses and other current assets                 11,180        6,433
  Due from stockholders                                        804          804
  Due from affiliates, net                                       -          385
  Tax refund                                                 2,704          857
  Deferred taxes                                             3,555        1,911
-------------------------------------------------------------------------------
        Total current assets                               252,276      130,136
-------------------------------------------------------------------------------
Property, plant and equipment, net                          19,676        9,312
Goodwill, net                                               24,041        2,200
Deposits and trademarks, net                                 1,567        1,179
-------------------------------------------------------------------------------
        Total assets                                      $297,560     $142,827
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                $ 48,831     $ 34,117
  Accrued expenses                                          13,791       10,334
  Deferred revenue                                           4,534        3,556
  Equipment obligations                                        195         --
-------------------------------------------------------------------------------
        Total current liabilities                           67,351       48,007
Equipment obligations                                          645         --
-------------------------------------------------------------------------------
        Total liabilities                                   67,996       48,007
-------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                      --           --
  Common stock, $.01 par value:
    Authorized 50,000 shares; issued and
      outstanding; 29,534 and 24,862 shares
      at December 31, 1994 and 1993, respectively              295          249
  Additional paid-in capital                               192,937       78,485
  Retained earnings                                         36,605       16,382
  Cumulative translation adjustment                            177         (296)
  Valuation adjustment for marketable securities              (450)        --
-------------------------------------------------------------------------------
        Total stockholders' equity                         229,564       94,820
-------------------------------------------------------------------------------
        Total liabilities and stockholders' equity        $297,560     $142,827
===============================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Statements of Income

-------------------------------------------------------------------------------------------
Years Ended December 31, 1994, 1993 and 1992
(In thousands, except per share data)                            1994       1993       1992
                                                            (Restated) (Restated) (Restated)
-------------------------------------------------------------------------------------------
Net sales                                                   $ 776,377  $ 450,385  $ 269,634
Costs of goods sold                                           639,717    363,636    218,219
-------------------------------------------------------------------------------------------
   Gross profit                                               136,660     86,749     51,415
Selling, general and administrative expenses                  104,408     64,596     39,732
Special incentive compensation                                   --         --        8,775
-------------------------------------------------------------------------------------------
   Income from operations before interest
     and income taxes                                          32,252     22,153      2,908
Interest income (expense)                                       1,589        456     (1,264)
-------------------------------------------------------------------------------------------
   Income before income taxes                                  33,841     22,609      1,644
Income taxes                                                   13,618      9,600     (1,512)
-------------------------------------------------------------------------------------------
     Net income                                             $  20,223  $  13,009  $   3,156
===========================================================================================
Pro forma data (unaudited):
   Historical income before income taxes as above           $    --    $    --    $   1,644
   Pro forma adjustment for special incentive compensation       --         --        8,775
-------------------------------------------------------------------------------------------
   Pro forma income before income taxes                          --         --       10,419
-------------------------------------------------------------------------------------------
   Provision for income taxes:
     Historical                                                  --         --        1,512
     Pro forma-incremental to historical taxes                   --         --       (6,062)
-------------------------------------------------------------------------------------------
         Total taxes                                             --         --       (4,550)
-------------------------------------------------------------------------------------------
     Net income                                             $    --    $    --    $   5,869
-------------------------------------------------------------------------------------------
Net income per share                                        $    0.73  $    0.55  $    0.33
-------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                  27,618     23,533     17,854
===========================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Statements of Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Valuation
December 31, 1994, 1993 and 1992                       Common Stock     Additional              Cumulative  Adjustment
(In thousands)                                       ----------------    Paid-in     Retained  Translation  Marketable
                                                     Shares    Amount    Capital     Earnings   Adjustment  Securities    Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991                         15,600  $     156  $   2,026   $     485   $    --     $    --     $   2,667
  Cumulative UK deficit at
    December 31,1991                                   --         --         --          (296)       --          --          (296)
  Value of common stock issued as
    incentive compensation                              400          4      8,771        --          --          --         8,775
  Distribution of S corporation
    earnings and paid-in capital                       --         --       (2,181)     (5,883)       --          --        (8,064)
  Transfer to additional paid-in capital
    of cumulative losses through date
    of Subchapter S revocation                         --         --       (5,911)      5,911        --          --          --
  Common stock offering                               6,556         66     53,505        --          --          --        53,571
  Net  income                                          --         --         --         3,156        --          --         3,156
  Foreign currency translation adjustment              --         --         --          --          (261)       --          (261)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992 (Restated)              22,556        226     56,210       3,373        (261)       --        59,548
  Common stock offering                               2,300         23     22,216        --          --          --        22,239
  Common stock issued pursuant
    to stock options exercised                            6       --           59        --          --          --            59
  Net income                                           --         --         --        13,009        --          --        13,009
  Foreign currency translation adjustment              --         --         --          --           (35)       --           (35)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 (Restated)              24,862        249     78,485      16,382        (296)       --        94,820
  Common stock offerings                              4,100         41    102,052        --          --          --       102,093
  Common stock issued pursuant
    to stock options exercised                           37       --          353        --          --          --           353
  Common stock issued pursuant
      to foreign acquisitions                           535          5     12,047        --          --          --        12,052
  Net income                                           --         --         --        20,223        --          --        20,223
  Foreign currency translation adjustment              --         --         --          --           473        --           473
  Valuation adjustment for marketable securities       --         --         --          --          --          (450)       (450)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 (Restated)              29,534  $     295  $ 192,937   $  36,605   $     177   $    (450)  $ 229,564
=================================================================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Statements of Cash Flows
Representing Increases (Decreases) in Cash and Cash Equivalents

----------------------------------------------------------------------------------------------
Years Ended December 31, 1994, 1993 and 1992
(In thousands)                                                    1994        1993        1992
                                                             (Restated)  (Restated)  (Restated)
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 $ 20,223    $ 13,009    $  3,156
----------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash
     (used) provided by operating activities:
       Depreciation and amortization                             5,313       2,528       1,941
       Value of common stock issued as compensation expense       --          --         8,775
       Deferred taxes                                           (1,644)        101      (2,012)
       Changes in assets and liabilities:
         Accounts receivable, net                              (35,740)    (20,531)    (11,879)
         Inventories                                           (32,470)    (22,427)     (9,651)
         Prepaid expenses and other current assets              (3,670)     (1,958)     (2,088)
         Due from affiliates                                       385         153        (174)
         Tax refund (1,847)                                       (857)       --
         Deposits and trademarks                                  (632)       (815)       (475)
         Accounts payable - trade                               14,714      22,596      (1,635)
         Accrued expenses                                        3,457       7,377       2,356
         Deferred revenue                                          978       1,141         656
----------------------------------------------------------------------------------------------
           Total adjustments                                   (51,156)    (12,692)    (14,186)
----------------------------------------------------------------------------------------------
             Net cash (used) provided by operating activities  (30,933)        317     (11,030)
----------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Purchase of marketable securities, net                    (16,469)    (25,179)     (3,006)
     Purchase of foreign entities, represented by:
           Goodwill                                            (10,042)     (2,200)       --
           Other net assets                                     (3,873)       (512)       --
     Acquisition of property, plant and equipment              (13,587)     (4,831)     (3,600)
----------------------------------------------------------------------------------------------
             Net cash (used) by investing activities           (43,971)    (32,722)     (6,606)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net line of credit borrowings (repayments)                   --          --        (4,707)
     Net proceeds from issuance of common stock                102,446      22,298      53,571
     Borrowings from (payments to) stockholders                   --          --       (13,248)
     Payments of loan payable, consultant                         --          --        (3,298)
     Principal payments of obligations under capital leases       (171)     (3,047)       (530)
----------------------------------------------------------------------------------------------
             Net cash provided by financing activities         102,275      19,251      31,788
----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            473         (35)       (261)
----------------------------------------------------------------------------------------------
Net change in cash                                              27,844     (13,189)     13,891
  Cash and cash equivalents:
     Beginning of period                                         2,424      15,613       1,722
----------------------------------------------------------------------------------------------
     End of period                                            $ 30,268    $  2,424    $ 15,613
==============================================================================================

See accompanying notes to consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Notes to the Consolidated Financial Statements
December 31, 1994 and 1993

(Dollar amounts in thousands, except per share data)

1 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the Company and all subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Years prior to 1994 are adjusted for a two-for-one stock split effective April 1994.

Certain reclassifications have been made to conform prior years to the 1994 presentation.

Cash Equivalents

All repurchase agreements and highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Marketable Securities

Marketable securities consist primarily of highly liquid tax exempt municipal bonds.

The Company has adopted Statement of Financial Accounting Standards, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) and in accordance with the principles thereunder, has classified all of its investments as available-for-sale securities and has reported them at fair value, with net unrealized gains and losses included in equity. See note 11 for a discussion of the classification and reporting of these securities at December 31, 1994. In 1993, marketable securities were reported at cost which approximated fair market value. For all investment securities, unrealized losses that are other than temporary are recognized in earnings.

Inventories

Inventories (all finished goods) consist of software packages and peripheral equipment, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.

Prepaid Catalog Costs and Deferred Revenue

The costs of producing and distributing catalogs are deferred and charged to expense over the period that each catalog remains the most current selling vehicle (generally one to two months). Vendors have the ability to place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs.

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

   Computer equipment                                5 years
   Furniture and fixtures                            7 years
   Leasehold improvements            Life of lease - 7 years
   Machinery and equipment                           5 years

RESTATED - SEE "INTRODUCTORY NOTE"

Intangible Assets

Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

   Trademarks                                        5 years
   Goodwill                                         40 years

Income Taxes

Through June 29,1992, the Company elected to be taxed as an S corporation for federal (and certain states) income tax reporting purposes. Under this election, the individual stockholders were deemed to have received a pro rata distribution of the federal (or state) taxable income of the Company (whether or not an actual cash distribution was made), which was included on their personal tax returns. Accordingly, the provisions for income taxes prior to June 30, 1992 are for state income taxes payable to states which do not recognize S corporation status.

Effective June 30, 1992, the Company revoked its S corporation election and adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) to determine the components of the provisions for income taxes as a result of the C corporation assuming the tax position of the (terminated) S corporation (see note 10). SFAS 109 requires that deferred income taxes be recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

                                                      1994        1993        1992
-------------------------------------------------------------------------------------
Shares outstanding as of December 31, 1991         15,600,000  15,600,000  15,600,000
Shares issued within one year of the IPO              400,000     400,000     400,000
Required number of shares to be sold (at the
  IPO price of $9 a share) in the IPO to generate
  proceeds for repayments of indebtedness to S
  corporation shareholders and a consultant              --          --     1,474,958
Weighted average shares outstanding related to:
  The IPO                                           6,555,000   6,555,000     377,136
  Follow-on public offerings                        4,110,959     845,480        --
  Acquisitions of foreign subsidiaries                356,017        --          --
Incremental shares related to stock options           595,599     132,260       1,738
                                                   ----------------------------------
                                                   27,617,575  23,532,740  17,853,832
                                                   ==================================

RESTATED - SEE "INTRODUCTORY NOTE"

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date or at historical rates, as applicable. Revenue and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as a separate component of stockholders' equity on the balance sheet.

Unaudited Pro Forma and Condensed Quarterly Data

In the opinion of management, the unaudited pro forma and condensed quarterly financial data (in note 15) reflect all adjustments consisting of recurring accruals and pro forma adjustments (described in note 16) which are necessary to a fair statement of the results of operations for the periods presented.

2 Restatement of Prior Period Results

The Company has restated previously issued financial results for each of the quarters and for the full years ended December 31, 1994, 1993 and 1992. The restated financial results reflect errors in its accounting procedures primarily related to accrued inventory liabilities and trade payables. The following summarizes the impact of the restatement.

                                              1994          1993          1992
                                              ----          ----          ----
Costs of goods sold
   As previously reported                   $626,684      $361,481      $217,078
   As restated                               639,717       363,636       218,219

Gross profit
   As previously reported                   $149,693      $ 88,904      $ 52,556
   As restated                               136,660        86,749        51,415

Selling, general and administrative
  expenses
   As previously reported                   $104,341      $ 63,407      $ 39,021
   As restated                               104,408        64,596        39,732

Income from operations
   As previously reported                   $ 45,352      $ 25,497      $  4,760
   As restated                                32,252        22,153         2,908

Net income*
   As previously reported                   $ 28,017      $ 14,999      $  6,945
   As restated                                20,223        13,009         5,869

Net income per share*
   As previously reported                   $   1.01      $   0.64      $   0.39
   As restated                                  0.73          0.55          0.33

Accounts payable - trade
   As previously reported                   $ 30,535      $ 28,921      $  9,669
   As restated                                48,831        34,117        11,521

Retained earnings
   As previously reported                   $ 46,687      $ 18,670      $  3,671
   As restated                                36,605        16,382         3,373

*Pro forma for 1992

RESTATED - SEE "INTRODUCTORY NOTE"

3 Property, Plant and Equipment

Property, plant and equipment consists of:
                                                        1994         1993
-------------------------------------------------------------------------
Computer equipment                                   $18,816      $10,856
Furniture and fixtures                                 3,479        1,416
Leasehold improvements                                 4,143        1,525
Machinery and equipment                                4,439        1,890
-------------------------------------------------------------------------
                                                      30,877       15,687
-------------------------------------------------------------------------
Less accumulated depreciation and amortization        11,201        6,375
-------------------------------------------------------------------------
                                                     $19,676      $ 9,312
=========================================================================

4 Borrowing Arrangements

Line of Credit

At December 31, 1994 and 1993, the Company had a $15,000 unused line of credit in the United States. The line of credit provides for unsecured borrowing with interest at the bank's prime rate minus 0.75% or LIBOR plus 1.0%.

At December 31, 1994, the Company also had a (pound)750 unused line of credit in the United Kingdom. The line also provides for unsecured borrowing with interest at the bank's base rate plus 1.5%.

Equipment Obligations

The Company is obligated under notes for computer equipment expiring in the year 1999. Interest on these notes is at approximately 5%.

As of December 31, 1994, future minimum lease payments are as follows:

         1995                                                        $210
         1996                                                         230
         1997                                                         230
         1998                                                         230
         1999                                                          20
         ----------------------------------------------------------------
         Total maximum lease payments                                 920
         ----------------------------------------------------------------
           Less amounts representing interest                          80
         ----------------------------------------------------------------
           Present value of net minimum lease payments                840
         ----------------------------------------------------------------
            Less current maturities                                   195
         ----------------------------------------------------------------
         Long-term portion                                           $645
         ================================================================

5 Goodwill, Deposits and Trademarks

Amounts consist of:
                                                    1994            1993
--------------------------------------------------------------------------
Goodwill                                         $ 24,155        $  2,200
Less:  amortization                                  (114)           --
--------------------------------------------------------------------------
                                                 $ 24,041        $  2,200
==========================================================================
Deposits                                         $    439        $    483
Trademarks                                          1,538             862
--------------------------------------------------------------------------
                                                    1,977           1,345
Less: amortization                                   (410)           (166)
--------------------------------------------------------------------------
                                                 $  1,567        $  1,179
==========================================================================

6 Accrued Expenses

RESTATED - SEE "INTRODUCTORY NOTE"

Accrued expenses at December 31, 1994 and 1993 include approximately $5,500 and $2,900, respectively, of accrued catalog costs.

7 Stockholders' Equity

Initial and Follow-On Public Offerings

In December 1992, the Company issued 6,555,000 shares of common stock, which included 855,000 shares issued pursuant to the underwriters over-allotment option, at $9.00 a share in an IPO. The proceeds to the Company were $53,249 net of the underwriting discount of $4,130 and other direct expenses of $1,616, including $322 recorded in 1993. In August 1993, the Company issued 2,300,000 shares of common stock, which included 300,000 shares issued pursuant to the underwriters over-allotment option, at $10.50 per share in a follow-on offering. The proceeds to the Company were $22,562 net of the underwriting discount of $1,207 and other direct expenses of $381. On April 18, 1994, the Company issued 2,000,000 shares of common stock at $21.25 per share in a follow-on offering. The proceeds to the Company, net of the underwriting discount ($2,020) and other direct expenses ($301), were $40,179. On October 21, 1994, the Company issued 2,100,000 shares of common stock at $31.00 per share in a follow-on offering. The proceeds to the Company, net of the underwriting discount ($2,940) and other direct expenses ($246), were $61,914.

1992 and 1994 Stock Option Plans

The 1992 and 1994 Stock Option Plans (the "Plans") provide for the grant of stock options to officers, directors and key employees of, and consultants to, the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Nonstatutory Stock Options"). A total of 1,500,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the Plans.

The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the Plans, the Committee has the authority to select the employees, directors and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Nonstatutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years). All options are nontransferable other than by will or the laws of descent and distribution.

Following is the activity under the Plans:

                                                            Number of Shares
                                                            1994         1993
-------------------------------------------------------------------------------
Shares:
  Outstanding at January 1                                 842,400      119,950
  Granted at $9.00 to $31.00 a share                       200,800      733,300
  Exercised at $9.00 to $11.38 a share                     (36,891)      (6,184)
  Canceled or expired at $9.00 to $22.50 a share           (45,901)      (4,666)
-------------------------------------------------------------------------------
  Outstanding, December 31 at $9.00 to $31.00 a share      960,408      842,400
===============================================================================
  Exercisable, December 31 at $9.00 to $15.94 a share      148,722
===============================================================================
  Available for grant, December 31                         496,517
===============================================================================

8 Commitments

RESTATED - SEE "INTRODUCTORY NOTE"

Leases

The Company rents some of its office facilities from affiliates and also occupies office and warehouse space under various operating leases with independent parties which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Minimum annual rentals at December 31, 1994 were as follows:

                                                                Related
                                               Total             Party

1995                                          $ 3,121             $ 312
1996                                            2,977               312
1997                                            3,037               312
1998                                            2,665              --
1999                                            1,914              --
2000 and after                                  3,731              --
-----------------------------------------------------------------------
Total                                         $17,445             $ 936
=======================================================================

Rent expense was as follows:

                                                     Rent Expense
Year Ended December 31,                        Total           Related Party
----------------------------------------------------------------------------
1994                                          $3,492              $ 312
1993                                           1,357                312
1992                                             869                312

The Company has an agreement with a consultant through December 1996 for an annual fee of $100.

401(k) Savings Plan

Effective July 1,1992, the Company adopted a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code) and the Company will make a 25% matching contribution for amounts which do not exceed 6% of participant's annual compensation. The Company may also make discretionary profit sharing contributions to the Plan. During 1994 and 1993, the Company incurred approximately $293 and $180, respectively, of expense related to the 401(k) matching component of this Plan.

9 Special Incentive Compensation

Effective January 1,1989, the Company entered into an agreement for marketing services with a consultant which required (in addition to a fixed annual fee) a special incentive payment equal to one-third of the Company's profits before taxes. The agreement had no specific term.

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

10 Income Taxes

Termination of S Corporation Status

As a result of the Company terminating its S corporation status on June 30,1992, the C corporation assumed the tax bases of the assets and liabilities of the (terminated) S corporation. Concurrently, the Company adopted SFAS 109 in order to determine the components of the provision for income taxes.

Components of the net deferred tax asset relate to:

                                                                              Initial
                                                          December 31         June 30,
                                                   1994      1993      1992      1992
                                                                  (Restated)
--------------------------------------------------------------------------------------
Deferred tax assets:
   Value of additional incentive compensation    $  --     $  --     $   866   $ 3,402
   Valuation reserves:
     Accounts receivable                           1,004       651       451       446
     Inventory                                       850       280       178       113
     Refunds payable                                 211       182       158      --
     Investments                                     370      --        --        --
     Medical insurance                               338       249      --        --
   Required capitalization of additional cost
      into inventory for tax reporting purposes      473       273       283        68
   Other                                             860       401        76        18
   Foreign tax loss carryforwards                  2,047     1,174       298      --
   Valuation allowance for loss carryforwards     (2,047)   (1,174)     (298)     --
--------------------------------------------------------------------------------------
     Total deferred tax asset                      4,106     2,036     2,012     4,047
--------------------------------------------------------------------------------------
Deferred tax liability:
   Property, plant and equipment                    (551)     (125)     --        --
--------------------------------------------------------------------------------------
     Net deferred tax asset                      $ 3,555   $ 1,911   $ 2,012   $ 4,047
======================================================================================

Provision for Income Taxes

Income before income taxes for 1994 was comprised of: U.S. - $34,927 (Restated) and Foreign - $(1,086). The provision for income taxes for the years ended December 31, 1994, 1993 and 1992 were as follows:


                         1994 (Restated)                   1993 (Restated)                   1992 (Restated)
                 Current    Deferred      Total    Current    Deferred      Total     Current   Deferred       Total
                 -------    --------      -----    -------    --------      -----     -------   --------       -----
Federal          $13,090    $(1,472)     $11,618    $7,657       $133      $7,790      $ --     $(1,439)      $(1,439)
State              1,201       (131)       1,070     1,677         29       1,706        500       (573)          (73)
Foreign              971        (41)         930       165        (61)        104        --         --           --
---------------------------------------------------------------------------------------------------------------------
Total            $15,262    $(1,644)     $13,618    $9,499       $101      $9,600      $ 500    $(2,012)      $(1,512)
=====================================================================================================================

The 1992 provision is a combination of taxes for the six months then ended (period for which the Company was a C corporation) and the full year (state taxes where S corporation status is not recognized).

RESTATED - SEE "INTRODUCTORY NOTE"

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax of 35% in 1994 and 1993 and 34% in 1992 to income before taxes.

Effective tax rate reconciliation (percent):

                                           1994            1993          1992*
                                      (Restated)      (Restated)     (Restated)
------------------------------------------------------------------------------
Statutory federal tax rate                 35.0            35.0           34.0
State income taxes net of
  Federal benefit                           2.0             4.6            7.9
Tax-exempt interest income                 (2.6)           (1.0)            --
Foreign income tax                          1.3             2.6            1.4
Other, net                                  4.5             1.3             .4
------------------------------------------------------------------------------
Effective tax rate                         40.2            42.5           43.7
==============================================================================

*Pro forma

11 Investment Securities

As discussed in note 1, the Company adopted SFAS 115 and, accordingly, has classified its securities as available for sale. As of December 31, 1994, the Company recognized a net unrealized loss of $450 as a direct charge to equity.

The following is a summary of securities at December 31, 1994:

                                                                       Gross         Gross
                                       Amortized      Unrealized     Unrealized      Fair
                                          Cost           Gains         Losses        Value
-------------------------------------------------------------------------------------------
Securities available-for-sale
   Governmental obligations             $44,654         $     3        $   453      $44,204

12 Supplemental Disclosures of Cash Flow Information

                                                          1994           1993         1992
-------------------------------------------------------------------------------------------
Cash paid during the year for:
   Interest                                             $   249        $   122      $ 1,276
   Income taxes                                          17,407         10,252          258
Noncash investing and financing activities:
   Goodwill established through issuance
     of common stock                                     11,913           --            --
   Equipment acquired under capital lease obligations     1,021            876        1,649

13 Acquisitions of Foreign Operations

During 1994, the Company acquired eight businesses with operations in Holland, Belgium, Finland, Norway, Sweden, France, Mexico and Canada. The purchase price composed of approximately $13,915 in cash and 335,000 common shares with an average market value of approximately $22.50. The aggregate goodwill was $17,580.

On December 1, 1993 the Company acquired through newly-formed foreign subsidiaries, businesses with operations in Denmark, Norway and Sweden. The purchase price included approximately $2,700 in cash and up to 200,000 common shares, contingent upon the businesses achieving sales and earnings goals in 1994 and 1995. In an effort to synchronize its global operational and strategic objectives, the Company waived the contingencies in

RESTATED - SEE "INTRODUCTORY NOTE"

January 1994 and issued the full amount of the aforementioned common shares (which are restricted as to sale). The value of these shares ($4,514) was added to goodwill in 1994.

14 Operations by Geographic Areas

The Company operates primarily in one industry segment, the distribution of computer hardware, software, supplies and accessories. Information about the Company's operations in different geographic areas for the years ended December 31, 1994 and 1993 are presented below. European operations in 1992 were nominal.

                                   North America        Europe     Consolidated
1994                                  (Restated)                     (Restated)
-------------------------------------------------------------------------------
Net operating revenues                  $652,116      $124,261         $776,377
Income (loss) from operations             33,338        (1,086)          32,252
Identifiable operating assets            233,588        63,972          297,560

                                   North America        Europe     Consolidated
1993                                  (Restated)                     (Restated)
-------------------------------------------------------------------------------
Net operating revenues                  $417,804      $ 32,581         $450,385
Income (loss) from operations             23,955        (1,802)          22,153
Identifiable operating assets            128,086        14,741          142,827

15 Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 1994, 1993 and 1992:

                                                    First       Second        Third       Fourth
                                                  Quarter      Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------
1994 (Restated): Net sales                       $156,839     $166,967     $201,330     $251,241
                 Gross profit                      30,592       29,558     $ 33,279       43,231
                 Net income                         5,300        5,167      $ 3,809        5,947
                 Net income per share               $0.21        $0.19        $0.14        $0.20
                 Weighted average number
                   of shares outstanding           25,488       27,246       27,846       29,606

1993 (Restated)  Net sales                        $98,783     $101,527     $109,415     $140,660
                 Gross profit                      19,039       19,936       21,251       26,523
                 Net income                         2,093        2,820        3,419        4,677
                 Net income per share               $0.09        $0.12        $0.14        $0.19
                 Weighted average number of
                   shares outstanding              22,624       22,626       23,692       25,190

1992 (Restated): Net sales                        $58,113      $61,592      $66,917      $83,012
                 Gross profit                      10,883       11,432      $12,064       17,036
                 Pro forma net income               1,440        1,261      $ 1,275        1,893
                 Pro forma net income per share     $0.08        $0.07        $0.07        $0.10
                 Weighted average number of
                   shares outstanding              17,565       17,565       17,565       18,710

The four quarterly amounts of net income per share in each year do not equal amounts for the full year due to rounding.

RESTATED - SEE "INTRODUCTORY NOTE"

16  Pro Forma Adjustments (Unaudited)

The following pro forma adjustments have been made to the historical results of 1992 operations to make the presentations more meaningful in relation to future periods:

(a) Elimination of amounts of special incentive compensation - see note 9. The amount represents the value of common stock transferred to the consultant (by the existing stockholders) and issued to an employee (by the Company) to terminate the incentive portion (based on income before taxes) of their respective agreements. The value was based on an independent appraisal of the Company's common stock at January 1, 1992.

(b) Computation of income taxes which would have been recorded had the Company been a C corporation for the entire year and after eliminating the compensation in (a).

The 1992 combined historical and pro forma provisions for income tax expense were as follows:

                                   Federal                State
                             Current    Deferred    Current   Deferred   Total
-------------------------------------------------------------------------------
Historical (Restated)         $ --      $(1,439)     $ 500     $(573)   $(1,512)
Pro forma adjustment
  (Restated)                   3,415      1,271        870       506      6,062
-------------------------------------------------------------------------------
                                                                         $4,550
-------------------------------------------------------------------------------

17 Subsequent Events

Offerings of Common Stock

In October 1995, the Company sold 1,200,000 shares of common stock in its fourth follow-on public offering which yielded net proceeds of $50,867. Funds were used for acquisitions (see Acquisitions below) and working capital.

Acquisitions

During 1995 and 1996, the Company acquired ten businesses (seven foreign and three domestic) in transactions accounted for as purchases. The aggregate purchase price was $57,658, of which $56,514 was paid in cash and the balance represented the fair value of 26,000 shares of common stock issued to the former owners. Aggregate goodwill was $46,925. In 1996, the Company wrote off all the remaining goodwill ($6,000) related to those Macintosh-only businesses acquired.

On January 25, 1996, the Company acquired Inmac Corp. through an exchange of 3,033,682 of its shares for all of Inmac's 10,816,836 shares in a transaction accounted for as a pooling of interests. In connection therewith, the Company recorded (i) $21,200 of restructuring charges, primarily for personnel and facilities matters; (ii) $6,113 for merger costs; and (iii) an extraordinary charge of $1,600 (net of tax benefit of $1,100) related to a mandatory prepayment to extinguish certain Inmac indebtedness.

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

RESTATED - SEE "INTRODUCTORY NOTE"

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

The plaintiffs in these lawsuits seek unspecified compensatory damages, other relief, legal fees and litigation costs. The Company is unable to predict the outcome or potential financial impact of this litigation, and accordingly has made no provision therefor in the consolidated financial statements.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A for the year ended December 31, 1994 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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