Form 10-K/A
period 1995-12-31
MICRO WAREHOUSE INC
filed 1997-02-10
CIK 892872

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

  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995 COMMISSION FILE NUMBER: 0-20730

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

      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq National Market on March 15, 1996 was approximately $1,301,234,252. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Common Stock outstanding as of March 15, 1996: 34,010,324

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Pursuant to General Instruction G(2) to this form, the information required by Part II (Items 5, 6, 7 and 8) hereof is incorporated by reference from the registrant's Annual Report to Stockholders for the Fiscal Year ended December 31, 1995.

      Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1996.

-----------------------------------------------------------------------

RESTATED - SEE "INTRODUCTORY NOTE"

                                INTRODUCTORY NOTE

THE INFORMATION CONTAINED HEREIN HAS BEEN RESTATED IN FEBRUARY 1997 TO REFLECT ADJUSTMENTS RESULTING FROM THE DISCOVERY OF ERRORS IN THE COMPANY'S ACCOUNTING PROCEDURES (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). UNLESS OTHERWISE STATED, HOWEVER, INFORMATION CONTAINED HEREIN IS AS OF DECEMBER 31, 1995 AND IS SUBJECT TO UPDATING AND SUPPLEMENTING AS PROVIDED IN THE COMPANY'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SUBSEQUENT TO SUCH DATE.

ITEM 6
                              Micro Warehouse, Inc.
                            1995 Financial Statements

Selected Financial Information
For the Years Ended December 31,
(In thousands, except per share data and ratios)     1995           1994           1993           1992           1991
                                               (Restated)     (Restated)     (Restated)     (Restated)
---------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Net sales                                      $1,308,009       $776,377       $450,385       $269,634       $163,603
Gross profit                                      214,427        136,660         86,749         51,415         31,450
Income from operations                             50,382         32,252         22,153          2,908          5,047
Net income (A)                                 $   31,094       $ 20,223       $ 13,009       $  5,869       $  3,803
Net income per share (A)(B)                         $1.02          $0.73          $0.55          $0.33          $0.22
Weighted average number
  of shares outstanding(B)                         30,567         27,618         23,533         17,854         17,565
Operating Data:
Gross margin                                         16.4%          17.6%          19.3%          19.1%          19.2%
Operating margin (A)                                  3.9%           4.2%           4.9%           4.3%           4.4%
Current ratio                                       3.2:1          3.7:1          2.7:1          4.1:1          1.3:1
Balance Sheet Data (at December 31):
Working capital                                $  245,287       $184,925       $ 82,129       $ 54,413       $  6,411
Total assets                                      429,664        297,560        142,827         78,612         31,620
Long-term debt, excluding current portion             440            645           --            1,362          6,754
Stockholders' equity                           $  315,844       $229,564       $ 94,820       $ 59,548       $  2,667
(A) Pro forma for 1992 and 1991
(B) Years prior to 1994 are adjusted to reflect a two-for-one stock split effective April 4, 1994.

RESTATED - SEE "INTRODUCTORY NOTE"

ITEM 7

Management's Discussion and Analysis of Financial Condition and Results of Operations

Micro Warehouse, Inc. is a leading direct marketer of brand name Macintosh and IBM compatible personal computers, software, accessories and peripherals. The Company markets its products through frequent mailings of its distinctive full-color catalogs and also has a dedicated outbound telemarketing sales force that focuses on commercial, educational and governmental accounts. The Company offers popular brand name hardware and software from leading vendors such as Adobe, Apple, Hayes, Hewlett-Packard, IBM, Iomega, Macromedia, Microsoft, Quark and Toshiba.

Through its two original catalogs, MacWAREHOUSE and MicroWAREHOUSE, the Company offers a broad selection of over 20,000 computer products at prices ranging from 30% to 60% below manufacturers' suggested retail prices. The Company also publishes catalogs to meet the particular needs of its growing customer base, including Data CommWAREHOUSE for the network and data communications market, Micro SystemsWAREHOUSE, offering microcomputer systems and peripherals to the PC/Windows market, and its newest catalog, Mac SystemsWAREHOUSE, offering Apple Macintosh computer systems and peripherals.

The Company's catalogs are distinguished by detailed descriptions and full-color pictures of many of the products. The catalogs are recognized as a leading source for new hardware, software and other products. During the year ended December 31, 1995, the Company distributed approximately 77,083,000 catalogs, and as of December 31, 1995, the Company had approximately 3,516,000 customers, including 1,778,000 customers who had purchased products within the last 12 months.

International expansion is an important part of the Company's growth strategy. In 1991, the Company established full-service, direct marketing operations in the United Kingdom. In late 1992, the Company began operations in France and Germany and, in 1993 and 1994, acquired companies or initiated operations in Sweden, Denmark, Norway, Holland, Belgium, Finland, France, Japan, Canada and Mexico. In 1995, the Company acquired businesses in the United Kingdom, Germany, Australia and Switzerland. The Company now distributes its catalogs in 15 countries. The Company has discontinued its licenses to publish the MacWAREHOUSE catalogs in Chile and Colombia. The Company distributed approximately 4,168,000 catalogs internationally in the year ended December 31, 1994 and 9,983,000 catalogs internationally in the year ended December 31, 1995.

During 1995, the Company received authorization from Apple Computer, Inc. to market its full line of Macintosh computers. This authorization complements the Company's 1994 authorizations to sell Apple printers and scanners, IBM and other major brand name personal computers and has enabled the Company to broaden significantly its product offerings.

Results of Operations

The table below sets forth certain items expressed as a percent of net sales, for each of the years in the three-year period ended December 31, 1995.

Year Ended December 31,                 1995              1994             1993
                                  (Restated)        (Restated)       (Restated)
--------------------------------------------------------------------------------
Net sales                              100.0%            100.0%           100.0%
Cost of sales                           83.6              82.4             80.7
--------------------------------------------------------------------------------
Gross profit                            16.4              17.6             19.3
Selling, general and
  administrative expenses               12.5              13.4             14.4
--------------------------------------------------------------------------------
Income from operations                   3.9               4.2              4.9
Interest income                           .1                .2               .1
--------------------------------------------------------------------------------
Income before income taxes               4.0%              4.4%             5.0%
================================================================================

RESTATED - SEE "INTRODUCTORY NOTE"

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Net sales increased by $531.6 million or 68% to $1.3 billion from $776.4 million in the prior year. This increase in net sales was primarily attributable to an increase in the circulation of both the MacWAREHOUSE and MicroWAREHOUSE catalogs.

Circulation of the MacWAREHOUSE catalog increased by 57% to 27.8 million and the MicroWAREHOUSE catalog circulation increased by 54% to 20.3 million. The Company also increased the circulation of its Data CommWAREHOUSE catalog and initiated a new catalog titled Mac SystemsWAREHOUSE. During 1995, the Company discontinued certain specialty catalogs. The Company's domestic business-to-business sales program increased by 71% over the comparable period in 1994. This increase was primarily due to an increase in the circulation of business-to-business catalogs. International sales increased by 150% and now accounts for 24% of net sales, up from 16% in the same period last year. The sales increase is primarily attributable to an increase in catalog circulation of 140%. Also contributing to the increase in net sales on a worldwide basis was the increase in the average order size to $414 in 1995 from $306 in 1994. Total orders fulfilled increased from 2.8 million to 3.5 million.

Gross profit decreased as a percentage of net sales to 16.4% in 1995 from 17.6% in 1994. The decrease in gross profit was due to a reduction in gross margins on hardware sales coupled with hardware sales becoming a higher proportion of total sales. Hardware sales typically are at lower margins than software sales. Hardware as a percent of total sales increased from 46% in 1994 to 69% in 1995.

Selling, general and administrative expenses increased by 57% to $164.0 million for the year ended December 31, 1995 from $104.4 million for the same period in 1994, but decreased as a percentage of net sales to 12.5% from 13.4%. The increase in dollars during 1995 was due primarily to an increase in fulfillment costs resulting from increased sales volume. The decrease as a percentage of net sales was attributable to cost controls coupled with a higher average order size due to the increased hardware sales without a proportional increase in the cost.

Operating income for 1995 was $50.4 million or 3.9% of sales compared to $32.3 million or 4.2% for the same period last year. International operations generated operating income of $3.4 million in 1995 as compared to an operating loss of $1.1 million for 1994.

Net interest income totaled $1.9 million for 1995 compared to $1.6 million for 1994. This was due to the Company having slightly higher cash and short-term investment balances in 1995 as a result of the public offering in October 1995.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Net sales increased by $326.0 million or 72% to $776.4 million up from $450.4 million in 1993. The sales increase is attributable to strong growth in the core domestic businesses: the Macintosh business was up 44% to $424.0 million, the PC/Windows business which includes both the MicroWAREHOUSE and Micro SystemsWAREHOUSE catalogs was up 57% to $156.1 million and specialty catalogs contributed $72.0 million. With continued international expansion, inernational sales were up 281% to $124.3 million.

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

RESTATED - SEE "INTRODUCTORY NOTE"

Gross profit decreased to 17.6% of net sales from 19.3% in 1993. The decrease in gross profit was due to reduced gross margins internationally, with international becoming a greater proportion of total sales, coupled with a higher proportion of hardware sales which are typically at lower margins than software sales. Hardware as a percent of sales of total sales increased from 35% in 1993 to 46% in 1994.

Selling, general and administrative ("S,G&A") expenses increased to $104.4 million from $64.6 million in 1993, but decreased as a percent of net sales to 13.4% from 14.4% in 1993. The decrease in S,G&A expenses as a percent of sales was the result of cost controls coupled with increased sales and a higher average order size.

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

Liquidity and Capital Resources

In April and October 1994, the Company completed follow-on offerings of its Common Stock resulting in net proceeds to the Company of $102.1 million. On October 2, 1995, the Company completed another follow-on offering of 1,200,000 shares of Common Stock with net proceeds of $50.8 million. As of December 31, 1995, the Company had cash and short-term investments totaling $91.7 million.

As a result of increased sales, the Company's inventories increased to $114.4 million at December 31, 1995 from $78.7 million at December 31, 1994. This represents a 45% increase in inventory on a 61% increase in sales when compared to the fourth quarter of 1994. Accounts receivable increased to $116.4 million at December 31, 1995 from $80.8 million at December 31, 1994. This represents a 44% increase in accounts receivable on a 61% increase in sales. In addition, prepaid expenses increased by $7.5 million due primarily to the increased purchase of paper used in catalog production. Overall, operations used $12.9 million of cash as compared to $30.9 million during the same period last year.

Capital expenditures for 1995 and 1994 were $11.6 million and $13.6 million, respectively, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital need will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity. The Company also expects to continue to invest in business acquisition opportunities which may require additional funding. At December 31, 1995, the Company had an unused line of credit in the United States, which provided for unsecured borrowings of up to $15.0 million for working capital purposes. On July 25, 1995 the Company entered into a multi-currency credit facility for $50 million with Chase Manhattan Bank. The purpose of the facility is to provide working capital financing for its foreign subsidiaries. In addition, by financing in local currencies, the Company will limit its exposure to foreign currency exchange fluctuations. Total borrowings on December 31, 1995 under this arrangement were $13.2 million.

The Company believes that its existing cash reserves, including the cash generated by the recent stock offering, cash flow from operations and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months. Thereafter, the Company may require additional cash reserves.

RESTATED - SEE "INTRODUCTORY NOTE"

Impact of Inflation and Seasonality

The Company's results are subject to quarterly variations although, in the opinion of management, these variations are not significant.

Sales growth tends to be stronger in the first and last quarters of the year with the two middle quarters typically slower. The high growth quarters are reflective of holiday buying as well as a customer receptiveness to prospecting. The slower quarters are impacted by the summer months and a slowdown in buying by schools and universities.

Subsequent Event

In furtherance of its growth strategy, on January 25, 1996, the Company acquired Santa Clara, California-based Inmac Corp. as a wholly-owned subsidiary through the issuance by the Company of 3,033,682 shares of its common stock. Inmac is a leading international direct-response marketer of a wide range of computer desktop and networking products. For the fiscal year ended July 29, 1995, Inmac had net sales of $362.5 million. Inmac operates in the United States, Canada, France, Germany, the Netherlands, Sweden and the UK. International sales of Inmac accounted for 73% of net sales.

The Company believes that the acquisition of Inmac will enhance the Company's continued international expansion and expansion of its data communications and networking product lines. The Company has announced that it expects the closing of Inmac's corporate office in Santa Clara, the manufacturing operation in Sunnyvale, California, and the telemarketing facility in Dallas, Texas to be completed by April 30, 1996. The Company will continue to integrate the companies' respective product offerings and distribution efforts.

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Commencing in 1996, SFAS No. 121 requires companies to review assets for possible impairment and provides guidelines for recognition of impairment losses related to long-lived assets, certain intangibles and assets to be disposed of. The impact of the adoption of SFAS No. 121 will be immaterial.

In October 1995, the FASB issued SFAS No. 123 - "Accounting for Stock-Based Compensation." As allowable by SFAS No. 123, the Company will not recognize compensation cost for stock-based employee compensation arrangements, but commencing in 1996, will disclose in the notes to the consolidated financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized.

Outlook

The Company expects that the installed base of personal computers will continue to expand but at slower rates than experienced in the past. Furthermore, Apple Computer has experienced difficulties in the past two quarters. Nevertheless, the growth in the installed base of computers, coupled with the Company's prospecting activities for new customers should increase the Company's sales in the future. Furthermore, the Company will continue to pursue acquisition opportunities that should allow it to increase its customer base and product offerings.

Statement under the Private Securities Litigation Reform Act

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: Uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple Computer, Inc.; success of the Company's diversification away from its Apple products; growth of the personal computer industry; timely availability of existing and new products; competition from other catalog and retail store resellers and the ultimate outcome of the legal proceedings brought against the Company described herein. These and other factors are described more generally in the MD&A section of this Form 10-K/A and most specifically in the

RESTATED - SEE "INTRODUCTORY NOTE"

paragraphs in that section captioned "Liquidity and Capital Resources", "Impact of Inflation and Seasonality", "Subsequent Event", and "Outlook".

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

      Our independent auditors are engaged to audit and to render an opinion on the fairness in all material respects of our consolidated financial statements presented in conformity with generally accepted accounting principles. In performing their audit in accordance with generally accepted auditing standards, they evaluate the effectiveness of our internal accounting control systems, review selected transactions and carry out other auditing procedures to the extent they consider necessary in expressing their opinion on our financial statements.

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


Linwood A. Lacy, Jr.
President, Chief Executive Officer,
Acting Chief Financial Officer and
Acting Chief Accounting Officer

RESTATED - SEE "INTRODUCTORY NOTE"

Independent Auditors' Report

The Board of Directors and Stockholders of Micro Warehouse, Inc.:

We have audited the accompanying consolidated balance sheets of Micro Warehouse, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995 (all as restated, see note 2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Warehouse, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Stamford, CT
January 31 , 1997

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Balance Sheets

December 31, 1995 and 1994
(In thousands)                                                              1995            1994
                                                                      (Restated)      (Restated)
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $  71,110       $  30,268
  Marketable securities at market value                                   20,580          44,204
  Accounts receivable, net of allowance for doubtful
    accounts ($4,529 and $3,096 at December 31, 1995
    and 1994, respectively)                                              116,399          80,828
  Inventories                                                            114,395          78,733
  Prepaid expenses and other current assets                               18,645          11,180
  Due from stockholders                                                      804             804
  Tax refund                                                              12,723           2,704
  Deferred taxes                                                           4,011           3,555
------------------------------------------------------------------------------------------------
    Total current assets                                                 358,667         252,276
------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                        24,649          19,676
Goodwill, net                                                             44,644          24,041
Deposits and trademarks, net                                               1,704           1,567
------------------------------------------------------------------------------------------------
    Total assets                                                       $ 429,664       $ 297,560
================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable - trade                                             $  81,816       $  48,831
  Accrued expenses                                                        13,543          13,791
  Deferred revenue                                                         4,602           4,534
  Loans payable, bank                                                     13,214            --
  Equipment obligations                                                      205             195
------------------------------------------------------------------------------------------------
    Total current liabilities                                            113,380          67,351
Equipment obligations                                                        440             645
------------------------------------------------------------------------------------------------
    Total liabilities                                                    113,820          67,996
------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                                    --              --
  Common stock, $.01 par value:
    Authorized - 50,000 shares; issued and outstanding; 30,929
    and 29,534 shares at December 31, 1995 and 1994, respectively            309             295
  Additional paid-in capital                                             246,849         192,937
  Retained earnings                                                       67,699          36,605
  Cumulative translation adjustment                                        1,033             177
  Valuation adjustment for marketable securities                             (46)           (450)
------------------------------------------------------------------------------------------------
    Total stockholders' equity                                           315,844         229,564
------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                         $ 429,664       $ 297,560
================================================================================================

See accompanying notes to the consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Statements of Income

Years Ended December 31, 1995, 1994 and 1993
(In thousands, except per share data)                   1995             1994              1993
                                                  (Restated)       (Restated)        (Restated)
-----------------------------------------------------------------------------------------------
Net sales                                         $1,308,009        $ 776,377         $ 450,385
Costs of goods sold                                1,093,582          639,717           363,636
-----------------------------------------------------------------------------------------------
Gross profit                                         214,427          136,660            86,749
Selling, general and administrative expenses         164,045          104,408            64,596
-----------------------------------------------------------------------------------------------
Income from operations before interest
  and income taxes                                    50,382           32,252            22,153
Interest income, net                                   1,877            1,589               456
-----------------------------------------------------------------------------------------------
Income before income taxes                            52,259           33,841            22,609
Income taxes                                          21,165           13,618             9,600
-----------------------------------------------------------------------------------------------
Net income                                        $   31,094        $  20,223         $  13,009
-----------------------------------------------------------------------------------------------
Net income per share                                   $1.02            $0.73             $0.55
-----------------------------------------------------------------------------------------------
Weighted average number of shares outstanding         30,567           27,618            23,533
===============================================================================================

See accompanying notes to the consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Statements of  Stockholders Equity

                                                                                                          Valuation
                                                                 Additional                Cumulative    Adjustment
December 31, 1995, 1994 and 1993                Common Stock        Paid-in     Retained  Translation    Marketable
(In thousands)                                Shares    Amount      Capital     Earnings   Adjustment    Securities      Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992 (Restated)      22,556      $226     $  56,210      $ 3,373     $  (261)     $  --      $  59,548
  Common stock offering                       2,300        23        22,216         --          --           --         22,239
  Common stock issued pursuant
    to stock options exercised                    6       --             59         --          --           --             59
  Net income                                   --         --           --         13,009        --           --         13,009
  Foreign currency translation adjustment      --         --           --           --           (35)        --            (35)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 (Restated)      24,862       249        78,485       16,382        (296)        --         94,820
  Common stock offerings                      4,100        41       102,052         --          --           --        102,093
  Common stock issued pursuant
    to stock options exercised                   37       --            353         --          --           --            353
  Common stock issued pursuant
    to foreign acquisitions                     535         5        12,047         --          --           --         12,052
  Net income                                   --         --           --         20,223        --           --         20,223
  Foreign currency translation adjustment      --         --           --           --           473         --            473
  Valuation adjustment for
    marketable securities                      --         --           --           --          --         (450)          (450)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 (Restated)      29,534       295       192,937       36,605         177       (450)       229,564
  Common stock offering                       1,200        12        50,799         --          --           --         50,811
  Common stock issued pursuant
    to stock options exercised                  183         2         2,432         --          --           --          2,434
  Retirement of treasury shares                 (14)      --           (469)        --          --           --           (469)
  Common stock issued pursuant
    to acquisitions                              26       --          1,150         --          --           --          1,150
  Net income                                   --         --           --         31,094        --           --         31,094
  Foreign currency translation adjustment      --         --           --           --           856         --            856
  Valuation adjustment for
    marketable securities                      --         --           --           --          --          404            404
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 (Restated)      30,929      $309     $ 246,849      $67,699     $ 1,033      $ (46)     $ 315,844
==============================================================================================================================

See accompanying notes to the consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
Consolidated Statements of Cash Flows
Representing Increases (Decreases) in Cash and Cash Equivalents

Years Ended December 31, 1995, 1994 and 1993                       1995             1994          1993
(In thousands)                                               (Restated)       (Restated)    (Restated)
Cash flows from operating activities:
  Net income                                                   $ 31,094       $  20,223       $ 13,009
------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
      Depreciation and amortization                               8,087           5,313          2,528
      Deferred taxes                                               (456)         (1,644)           101
      Changes in assets and liabilities:
        Accounts receivable, net                                (29,671)        (35,740)       (20,531)
        Inventories                                             (32,896)        (32,470)       (22,427)
        Prepaid expenses and other current assets                (7,465)         (3,670)        (1,958)
        Due from affiliates                                        --               385            153
        Tax refund                                              (10,019)         (1,847)          (857)
        Deposits and trademarks                                    (491)           (632)          (815)
        Accounts payable - trade                                 29,072          14,714         22,596
        Accrued expenses                                           (248)          3,457          7,377
        Deferred income                                              68             978          1,141
------------------------------------------------------------------------------------------------------
         Total adjustments                                      (44,019)        (51,156)       (12,692)
------------------------------------------------------------------------------------------------------
         Net cash (used) provided by operating activities       (12,925)        (30,933)           317
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Sales (Purchases) of marketable securities, net                24,028         (16,469)       (25,179)
  Purchase of businesses, represented by:
      Goodwill                                                  (20,327)        (10,042)        (2,200)
      Other assets                                               (4,954)         (3,873)          (512)
  Acquisition of property, plant and equipment                  (11,631)        (13,587)        (4,831)
------------------------------------------------------------------------------------------------------
         Net cash (used) by investing activities                (12,884)        (43,971)       (32,722)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                     53,245         102,446         22,298
  Purchase of treasury stock                                       (469)           --             --
  Bank borrowings                                                13,214            --             --
  Principal payments of obligations under capital leases           (195)           (171)        (3,047)
------------------------------------------------------------------------------------------------------
         Net cash provided  by financing activities              65,795         102,275         19,251
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             856             473            (35)
------------------------------------------------------------------------------------------------------
Net change in cash                                               40,842          27,844        (13,189)
Cash and cash equivalents:
  Beginning of period                                            30,268           2,424         15,613
------------------------------------------------------------------------------------------------------
  End of period                                                $ 71,110       $  30,268       $  2,424
======================================================================================================

See accompanying notes to the consolidated financial statements.

RESTATED - SEE "INTRODUCTORY NOTE"

Micro Warehouse, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995 and 1994
(Dollar amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the Company and all subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Information related to years prior to 1994 is adjusted for a two-for-one stock split effective April 1994.

Certain reclassifications have been made to conform prior years to the 1995 presentation.

Cash Equivalents

All repurchase agreements, money market funds and highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Marketable Securities

Marketable securities consist primarily of highly liquid tax exempt municipal bonds.

All investments are classified as available-for-sale and are reported at fair value, with net unrealized gains and losses included in equity. For all investment securities, unrealized losses that are other than temporary are recognized in earnings.

Inventories

Inventories (all finished goods) consist of hardware, software packages and peripheral equipment, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.

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

Computer equipment                                   5 years
Furniture and fixtures                               7 years
Leasehold improvements                               Life of lease - 7 years
Machinery and equipment                              5 years

RESTATED - SEE "INTRODUCTORY NOTE"

Intangible Assets

Intangible assets are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets, as follows:

Trademarks                                           5 years
Goodwill                                             40 years

The Company periodically evaluates the carrying value of intangibles and the periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Company annually assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluations of asset value as well as periods of amortization are performed on a disaggregated basis by distinct geographic market.

Income Taxes

Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

A valuation allowance is used to reduce the carrying amount of deferred tax assets which may not be realized.

Revenue Recognition

Revenue on product sales is recognized at the time of shipment. A reserve for product returns is established based upon historical trends.

Net Income Per Share

Following is an analysis of the components of the shares used to compute net income per share:

Years Ended December 31,                                1995         1994        1993
-------------------------------------------------------------------------------------
Shares outstanding as of December 31, 1991            15,600       15,600      15,600
Weighted average shares outstanding related to:
  The initial public offering                          6,955        6,955       6,955
  Follow-on offerings                                  6,696        4,111         846
  Acquisitions                                           548          356        --
Incremental shares related to stock options              782          596         132
Retirement of treasury shares                            (14)        --          --
-------------------------------------------------------------------------------------
                                                      30,567       27,618      23,533
=====================================================================================

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

RESTATED - SEE "INTRODUCTORY NOTE"

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Unaudited Condensed Quarterly Data

In the opinion of management, the unaudited condensed quarterly financial data in note 14 reflect all adjustments which are necessary to a fair statement of the results of operations for the periods presented.

Accounting Pronouncements Applicable to 1996

Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires companies to review long-lived assets for possible impairment and provides guidelines for recognition of impairment losses related to long-lived assets, certain intangibles and assets to be disposed of. The impact of this SFAS will be immaterial.

In October 1995, the FASB issued SFAS No. 123 - "Accounting for Stock-Based Compensation." As allowable by SFAS No. 123, the Company will not recognize compensation cost for stock-based employee compensation arrangements, but will disclose in the notes to the consolidated financial statements the impact on net income and net income per share as if the fair value based compensation cost had been recognized.

2. Restatement of Prior Period Results

The Company has restated previously issued financial results for each of the quarters and for the full years ended December 31, 1995, 1994 and 1993. The restated financial results reflect errors in its accounting procedures primarily related to accrued inventory liabilities and trade payables. The following summarizes the impact of the restatement.

                                                        1995          1994          1993
----------------------------------------------------------------------------------------
Costs of goods sold
  As previously reported                          $1,068,263      $626,684      $361,481
  As restated                                      1,093,582       639,717       363,636

Gross profit
  As previously reported                          $  239,746      $149,693      $ 88,904
  As restated                                        214,427       136,660        86,749

Selling, general and administrative expenses
  As previously reported                          $  165,790      $104,341      $ 63,407
  As restated                                        164,045       104,408        64,596

Income from operations
  As previously reported                          $   73,956      $ 45,352      $ 25,497
  As restated                                         50,382        32,252        22,153

Net income
  As previously reported                          $   45,121      $ 28,017      $ 14,999
  As restated                                         31,094        20,223        13,009

Net income per share
  As previously reported                          $     1.48      $   1.01      $   0.64
  As restated                                           1.02          0.73          0.55

Accounts payable-trade
  As previously reported                          $   37,694      $ 30,535      $ 28,921
  As restated                                         81,816        48,831        34,117

Retained earnings
  As previously reported                          $   91,808      $ 46,687      $ 18,670
  As restated                                         67,699        36,605        16,382

RESTATED - SEE "INTRODUCTORY NOTE"

3. Property, Plant and Equipment

Property, plant and equipment consists of:
                                                           1995             1994
--------------------------------------------------------------------------------
Computer equipment                                      $25,359          $18,816
Furniture and fixtures                                    4,493            3,479
Leasehold improvements                                    5,616            4,143
Machinery and equipment                                   7,241            4,439
--------------------------------------------------------------------------------
                                                         42,709           30,877
--------------------------------------------------------------------------------
Less accumulated depreciation and amortization           18,060           11,201
--------------------------------------------------------------------------------
                                                        $24,649          $19,676
================================================================================

4. Borrowing Arrangements

Line of Credit

At December 31, 1995 and 1994, the Company had a $15,000 unused line of credit in the United States. The line of credit, expiring in 1996, provides for unsecured borrowing with interest at the bank's prime rate minus 0.75% or LIBOR plus 1.0%. The average interest rate for 1995 and 1994 was approximately 8.0%. Commitment fees for 1995 and 1994 were immaterial.

At December 31, 1995 and 1994, the company also had a (pound)125 and (pound)750, respectively, unused line of credit in the United Kingdom. The line, expiring in 1996, also provides for unsecured borrowing with interest at the bank's base rate plus 1.5%. The average interest rate for 1995 and 1994 was approximately 6.0%. Commitment fees for 1995 and 1994 were immaterial.

The Company also has a $50 million unsecured multi-currency borrowing facility, expiring in 1998, permitting borrowing by its subsidiaries in local currencies. The balance outstanding on December 31, 1995 was $13.2 million. The facility provides for borrowing with interest at the bank's prime rate or LIBOR plus 0.75%-1.50%, based on debt/EBIT. The average interest rate for 1995 was approximately 6.0%. Commitment fees were immaterial.

Equipment Obligations

The Company is obligated under notes for computer equipment expiring in the year 1999. Interest on these notes approximates 5%.

As of December 31, 1995, future minimum lease payments are as follows :

1996                                                                   $210
1997                                                                    230
1998                                                                    230
1999                                                                     20
---------------------------------------------------------------------------
Total maximum lease payments                                            690
---------------------------------------------------------------------------
  Less amounts representing interest                                     45
---------------------------------------------------------------------------
  Present value of net minimum lease payments                           645
---------------------------------------------------------------------------
  Less current maturities                                               205
---------------------------------------------------------------------------
Long-term portion                                                      $440
===========================================================================

RESTATED - SEE "INTRODUCTORY NOTE"

5. Goodwill, Deposits and Trademarks

Amounts consist of:

                                                        1995                1994
--------------------------------------------------------------------------------
Goodwill                                             $45,632             $24,155
Less:  Amortization                                      988                 114
--------------------------------------------------------------------------------
                                                     $44,644             $24,041
================================================================================
Deposits                                             $   527             $   439
Trademarks                                             1,941               1,538
--------------------------------------------------------------------------------
                                                       2,468               1,977
Less:  Amortization                                      764                 410
--------------------------------------------------------------------------------
                                                     $ 1,704             $ 1,567
================================================================================

6. Accrued Expenses

Accrued expenses at December 31, 1995 and 1994 include approximately $7,171 and $5,500, respectively, of accrued catalog costs.

7. Stockholders' Equity

Initial and Follow-On Public Offerings

In December 1992, the Company issued 6,555,000 shares of common stock, which included 855,000 shares issued pursuant to the underwriters over-allotment option, at $9.00 a share in an IPO. The proceeds to the Company were $53,249 net of the underwriting discount of $4,130 and other direct expenses of $1,616, including $322 recorded in 1993. In August 1993, the Company issued 2,300,000 shares of common stock, which included 300,000 shares issued pursuant to the underwriter's over- allotment option, at $10.50 per share in a follow-on offering. The proceeds to the Company were $22,562 net of the underwriting discount of $1,207 and other direct expenses of $381. On April 18, 1994, the Company issued 2,000,000 shares of common stock at $21.25 per share in a follow-on offering. The proceeds to the Company, net of the underwriting discount of $2,020 and other direct expenses of $301, were $40,179. On October 21, 1994, the Company issued 2,100,000 shares of common stock at $31.00 per share in a follow-on offering. The proceeds to the Company, net of the underwriting discount of $2,940 and other direct expenses of $302, were $61,858, including $56 recorded in 1995 . On October 2, 1995, the Company issued 1,200,000 shares of common stock at $44.50 per share in a follow-on offering. The proceeds to the Company, net of the underwriting discount of $2,328 and other direct expenses of $205, were $50,867.

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

RESTATED - SEE "INTRODUCTORY NOTE"

Following is the activity under the Plans:                   Number of Shares
                                                               December 31,

                                                    1995           1994           1993
--------------------------------------------------------------------------------------
Shares:
  Outstanding at January 1                       960,408        842,400        119,950
  Granted at $9.75 to $46.69 a share             225,933        200,800        733,300
  Exercised at $9.00 to $30.125 a share         (183,547)       (36,891)        (6,184)
  Canceled or expired at $30.125 a share          (1,684)       (45,901)        (4,666)
--------------------------------------------------------------------------------------
  Outstanding, December 31 at
    $9.00 to $46.69 a share                    1,001,110        960,408        842,400
======================================================================================
  Exercisable, December 31 at
    $9.00 to $31.00 a share                      196,559
======================================================================================
  Available for grant, December 31               272,268
======================================================================================

8. Commitments

Leases

The Company rents some of its office facilities from affiliates and also occupies office and warehouse space under various operating leases with independent parties which provide for minimum annual rentals and escalations based on increases in real estate taxes and other operating expenses.

Future minimum annual rentals at December 31, 1995 were as follows:
                                                                         Related
                                                          Total            Party
1996                                                    $ 5,025          $   354
1997                                                      4,975              312
1998                                                      4,205               --
1999                                                      2,976               --
2000 and after                                            5,758
--------------------------------------------------------------------------------
     Total                                              $22,939          $   666
================================================================================

Rent expense was as follows:
                                                              Rent Expense
                                                                         Related
--------------------------------------------------------------------------------
                                                          Total            Party
Year ended December 31, 1995                             $4,930             $354
Year ended December 31, 1994                              3,492              312
Year ended December 31, 1993                              1,357              312

The Company has an agreement with a consultant through December 1996 for an annual fee of $100.

401(k) Savings Plan

The Company sponsors a 401(k) Savings Plan which covers substantially all full-time employees who meet the plan's eligibility requirements. Participants may make tax deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code) and the Company will make a 25% matching contribution for amounts which do not exceed 6% of participant's annual compensation. The Company may also make discretionary profit sharing contributions to the Plan. During 1995, 1994 and 1993, the Company incurred approximately $367, $293, and $180, respectively, of expense related to the 401(k) matching component of this plan.

RESTATED - SEE "INTRODUCTORY NOTE"

9. Income Taxes

The provisions for income taxes were:          Years ended December 31,
                                      1995               1994              1993
                                (Restated)         (Restated)        (Restated)
--------------------------------------------------------------------------------
Current
  Federal                         $ 19,008           $ 13,090           $ 7,657
  State                              1,379              1,201             1,677
  Foreign                            1,234                971               165
--------------------------------------------------------------------------------
                                    21,621             15,262             9,499
--------------------------------------------------------------------------------
Deferred
  Federal                             (715)            (1,472)              133
  State                                181               (131)               29
  Foreign                               78                (41)              (61)
--------------------------------------------------------------------------------
                                      (456)            (1,644)              101
--------------------------------------------------------------------------------
Total                             $ 21,165           $ 13,618           $ 9,600
================================================================================

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax of 35% in 1995, 1994 and 1993 to income before taxes.

Effective tax rate reconciliation (percent):
                                                       Year ended December 31,
                                                     1995       1994       1993
                                                          (Restated)  (Restated)
--------------------------------------------------------------------------------
Statutory federal tax rate                           35.0       35.0       35.0
State income taxes net of Federal benefit             2.0        2.0        4.6
Tax-exempt interest income                           (0.4)      (2.6)      (1.0)
Foreign income tax rate differential                  1.7        1.3        2.6
Other, net                                            2.2        4.5        1.3
--------------------------------------------------------------------------------
Effective tax rate                                   40.5       40.2       42.5
================================================================================

Provision for Income Taxes

The U.S. and foreign component of income before income taxes were:

                                                         U.S.           Foreign
                                                   (Restated)
--------------------------------------------------------------------------------
Year ended December 31, 1995a                         $51,770           $   489
Year ended December 31, 1994a                          34,927            (1,086)
Year ended December 31, 1993a                          24,411            (1,802)

RESTATED - SEE "INTRODUCTORY NOTE"

Components of the net deferred tax asset relate to:

                                                                     December 31,
                                                          1995          1994          1993
------------------------------------------------------------------------------------------
Deferred tax assets:
  Valuation reserves:
    Accounts receivable                                $ 1,191       $ 1,004       $   651
    Inventory                                            1,067           850           280
    Refunds payable                                        197           211           182
    Investments                                           --             370          --
    Medical insurance                                      544           338           249
  Required capitalization of additional cost into
    inventory for tax reporting purposes                   373           473           273
  Other                                                  1,265           860           401
  Foreign tax loss carryforwards                         3,596         2,047         1,174
  Valuation allowance for loss carryforwards            (3,596)       (2,047)       (1,174)
------------------------------------------------------------------------------------------
    Total deferred tax asset                             4,637         4,106         2,036
------------------------------------------------------------------------------------------
Deferred tax liability:
  Property, plant and equipment                           (626)         (551)         (125)
------------------------------------------------------------------------------------------
    Net deferred tax asset                             $ 4,011       $ 3,555       $ 1,911
==========================================================================================

Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1995.

10. Investment Securities

The following is a summary of investments at December 31, 1995 and 1994:

                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized          Fair
                                                Cost        Gains       Losses         Value
--------------------------------------------------------------------------------------------
Securities available-for-sale
  Governmental obligations
    December 31, 1995                         $20,626           $1         $ 47      $20,580
    December 31, 1994                         $44,654           $3         $453      $44,204

11. Supplemental Disclosures of Cash Flow Information

                                                              1995         1994         1993
--------------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                                 $ 1,129      $   249      $   122
  Income taxes                                              31,021       17,407       10,252
Noncash investing and financing activities:
    Assets acquired and goodwill established
       through issuance of common stock                      1,150       12,052         --
    Equipment acquired under capital
       lease obligations                                      --          1,021          876

RESTATED - SEE "INTRODUCTORY NOTE"

12. Acquisitions

During 1995, the Company acquired eight businesses with operations in the United Kingdom, Australia, Germany, Switzerland and the U.S. The aggregate purchase price was comprised of approximately $24,229 in cash and 26,000 common shares with an average market value of approximately $44.00 per share. The aggregate goodwill was $20,425. In addition, the Company recorded goodwill of $1,052 relating to 1994 acquisitions.

During 1994, the Company acquired eight businesses with operations in Holland, Belgium, Finland, Norway, Sweden, France, Mexico and Canada. The aggregate purchase price was comprised of approximately $13,915 in cash and 335,000 common shares with an average market value of approximately $22.50 per share. The aggregate goodwill was $17,580.

On December 1, 1993 the Company acquired through newly-formed foreign subsidiaries, businesses with operations in Denmark, Norway and Sweden. The aggregate purchase price included approximately $2,700 in cash and up to 200,000 common shares, contingent upon the businesses achieving sales and earnings goals in 1994 and 1995. In an effort to synchronize its global operational and strategic objectives, the Company waived the contingencies in January 1994 and issued the full amount of the aforementioned common shares (which are restricted as to sale). The value of these shares ($4,514) was added to goodwill in 1994.

13. Operations by Geographic Areas

The Company operates primarily in one industry segment, the distribution of computer hardware, software, supplies and accessories. Information about the Company's operations in different geographic areas for the years ended December 31, 1995, 1994 and 1993 are presented below.

                                                                    Asia/
Year Ended December 31, 1995     North America        Europe      Pacific      Consolidated
                                    (Restated)                                   (Restated)
-------------------------------------------------------------------------------------------
Net operating revenues              $1,029,297      $270,935       $7,777        $1,308,009
Income from operations                  47,909         2,402           71            50,382
Identifiable operating assets          341,221        84,268        4,175           429,664

                                                                    Asia/
Year Ended December 31, 1994     North America        Europe      Pacific      Consolidated
                                    (Restated)                                   (Restated)
-------------------------------------------------------------------------------------------
Net operating revenues                $652,116      $124,261           --          $776,377
Income (loss) from operations           33,338       (1,086)           --            32,252
Identifiable operating assets          233,588        63,972           --           297,560

                                                                    Asia/
Year Ended December 31, 1993     North America        Europe      Pacific      Consolidated
                                    (Restated)                                   (Restated)
-------------------------------------------------------------------------------------------
Net operating revenues                $417,804       $32,581           --          $450,385
Income (loss) from operations           23,955       (1,802)           --            22,153
Identifiable operating assets          128,086        14,741           --           142,827

RESTATED - SEE "INTRODUCTORY NOTE"

14. Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 1995, 1994 and 1993:

                                                         First            Second            Third            Fourth
                                                       Quarter           Quarter          Quarter           Quarter
-------------------------------------------------------------------------------------------------------------------
1995 (Restated):  Net sales                           $277,497          $289,240         $337,281          $403,991
                  Gross profit                          47,742            46,089           54,824            65,772
                  Net income                             6,983             5,707            8,771             9,633
                  Net income per share                   $0.23             $0.19            $0.29             $0.31
                  Weighted average number of
                     shares outstanding                 30,080            30,221           30,367            31,544

1994 (Restated):  Net sales                           $156,839          $166,967         $201,330          $251,241
                  Gross profit                          30,592            29,558           33,279            43,231
                  Net income                             5,300             5,167            3,809             5,947
                  Net income per share                   $0.21             $0.19            $0.14             $0.20
                  Weighted average number of
                     shares outstanding                 25,488            27,246           27,846            29,606

1993 (Restated):  Net sales                            $98,783          $101,527         $109,415          $140,660
                  Gross profit                          19,039            19,936           21,251            26,523
                  Net income                             2,093             2,820            3,419             4,677
                  Net income per share                   $0.09             $0.12            $0.14             $0.19
                  Weighted average number of
                     shares outstanding                 22,624            22,626           23,692            25,190

The quarterly amounts of net income per share in 1994 and 1993 do not equal amounts for the year due to rounding.

15. Subsequent Events

Inmac Acquisition

On January 25, 1996, the Company acquired Inmac Corp. through an excahnge of 3,033,682 of its shares for all of Inmac's 10,816,836 shares in a transaction accounted for as a pooling of interests. In connection therewith, the Company recorded (i) $21,200 of restructuring charges, primarily for personnel and facilities matters; (ii) $6,113 for merger costs; and (iii) an extraordinary charge of $1,600 (net of tax benefit of $1,100) related to a mandatory prepayment to extinguish certain Inmac indebtedness.

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

Inmac, a leading international direct-response marketer of multi-vendor products for the computer desktop and networking industries, has operations in the United States, United Kingdom, Canada, France, Germany, the Netherlands and Sweden. Their consolidated net sales were $362,500 for their fiscal year ended July 29, 1995.

The following unaudited pro forma data summarizes the combined results of operations of the Company and Inmac as though the merger had occurred as of January 1, 1993:

RESTATED - SEE "INTRODUCTORY NOTE"

                                          1995            1994              1993
                                    (Restated)      (Restated)        (Restated)
--------------------------------------------------------------------------------
Net sales                           $1,684,627      $1,130,796      $ 789,971
Net income (loss)                   $   35,244      $   26,688      $    (473)
Net income (loss) per share         $     1.05      $     0.87      $   (0.02)

The pro forma data may not be indicative of the results that would have actually been obtained if the merger had been in effect for the above-mentioned periods. Further, it does not include restructuring costs and resulting synergistic benefits that are expected to occur.

Purchase Acquisitions

During 1996, the Company acquired two domestic businesses in transactions accounted for as purchases. The aggregate purchase price was $32,285, which was paid in cash. Aggregate goodwill was $26,500. In 1996, the Company wrote off all the remaining goodwill ($6,000) related to some prior acquisitions.

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

The plaintiffs in these lawsuits seek unspecified compensatory damages, other relief, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation, and accordingly, has made no provision therefor in the consolidated financial statements.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A for the year ended December 31, 1995 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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


/s/ Felix Dennis            Director                            February 6, 1997
--------------------------
Felix Dennis


/s/ Frederick H. Fruitman   Director                            February 6, 1997
--------------------------
Frederick H. Fruitman


/s/ Melvin R. Seiler        Executive Vice President, Chief     February 6, 1997
--------------------------  Operating Officer and Director
Melvin R. Seiler


/s/ Joseph M. Walsh         Director                            February 6, 1997
--------------------------
Joseph M. Walsh

RESTATED - SEE "INTRODUCTORY NOTE"

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT                          PAGE
--------------------------------------------------------------------------------
 3.1    -- Certificate of Incorporation of Registrant as Amended ..........

 3.2    -- By-Laws of Registrant, as Amended ..............................

 4.1    -- Specimen Stock Certificate of Registrant .......................

10.1    -- Amendment No. 1 to 1992 Stock Option Plan ......................

10.2    -- Lease Agreements between C.P. Lakewood, L.P. and the
                Registrant relating to the Lakewood, New Jersey
                facilities ................................................

10.3    -- Lease Agreement between Miller-Valentine Partners and the
                Registrant relating to the Wilmington, Ohio facility ......

10.4    -- Lease Agreement between Peter Godfrey and the Registrant relating to the South Norwalk, Connecticut facility .......

10.5(a) -- Lease Agreement between Hialet Associates and the
                Registrant relating to a South Norwalk, Connecticut
                facility (53 Water Street) ................................

10.5(b) -- Lease Agreement between Hialet Associates and the
                Registrant relating to a South Norwalk, Connecticut
                facility (29 Haviland Street) .............................

10.6    -- Lease Agreement between 50 Water Street Associates and the
                Registrant relating to the South Norwalk, Connecticut
                facility ..................................................

10.7    -- Lease between Union Square Assoc. Ltd. Part. and the
                Registrant relating to the South Norwalk, Connecticut
                facility ..................................................

10.8    -- Lease Agreement between South Norwalk Redevelopment
                Partnership and the Registrant relating to the South
                Norwalk, Connecticut facility .............................

10.9    -- Lease Agreement between Unigate (UK) Limited and the
                Registrant relating to the Barnet, England facility .......

10.10   -- Lease Agreement between Misco, Sofibus and the Registrant relating to the Bonneuil Sur Marne, France facility .......

10.11   -- Lease Agreement between J & W Computer GNBTT and the
                Registrant relating to Kelkheim, Germany facility .........

10.12   -- Employment Agreement between Peter Godfrey and the
                Registrant ................................................

10.13   -- Employment Agreement between Robert G. Bartner and the
                Registrant ................................................

10.14   -- Employment Agreement between Melvin Seiler and the
                Registrant ................................................

10.15   -- Employment Agreement between Steven Purcell and the
                Registrant ................................................

10.16   -- Employment Agreement between Stephen England the Registrant ....

10.17   -- Consulting Agreement between Felix Dennis and the
                Registrant, as amended ....................................

10.18   -- Form of Indemnification Agreement with Officers and
                Directors .................................................

10.19   -- Agreement and Plan of Merger of Micro Warehouse, Inc. a
                Delaware corporation dated October 1, 1992 ................

10.20   -- Commercial Revolving Loan and Security Agreement between
                State Street Bank and Trust Company and the Registrant
                dated July 1, 1991 ........................................

10.21   -- Amendment Agreement between State Street Bank and Trust
                Company and the Registrant dated November 20, 1991 ........

10.22   -- Second Amendment Agreement between State Street Bank and
                Trust Company and the Registrant dated July 10, 1992 ......

10.23   -- Third Amendment Agreement between State Street Bank and
                Trust Company and the Registrant dated October 1, 1992 ....

10.24   -- Letter Agreement between Loeb Partners Corporation and the
                Registrant dated April 10, 1992 ...........................

10.25   -- Employment Agreement between Powell E. Crowley and the
                Registrant ................................................

RESTATED - SEE "INTRODUCTORY NOTE"

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT                          PAGE
--------------------------------------------------------------------------------
10.26   -- Second Amendment to Lease Agreement between Peter Godfrey and the Registrant relating to the South Norwalk,
                Connecticut facility ......................................

10.27   -- Second Amendment to Lease Agreement between Hialet
                Associates and the Registrant relating to the South
                Norwalk, Connecticut facility (53 Water Street) ...........

10.28   -- Employment Agreement between Adam W. Shaffer and the
                Registrant ................................................

10.29   -- Amendment to Employment Agreement between Adam W. Shaffer and the Registrant ........................................

10.30   -- Lease Agreement between Miller-Valentine Partners and the
                Registrant relating to the Wilmington, Ohio facility ......

10.31   -- Letter Agreement between Loeb Partners Corporation and the
                Registrant dated July 8, 1993 .............................

10.32   -- Lease Agreement between 50 Water Street Associates and the
                Registrant relating to the South Norwalk facility .........

10.33   -- Employment Agreement between Powell E. Crowley and the
                Registrant ................................................

10.34   -- Lease Agreement between BBS Norwalk One Inc. and the
                Registrant relating to the Norwalk, Connecticut facility ..

10.35   -- Employment Agreement between Bruce L. Lev and the Registrant ...

10.36   -- Amendment No. 1 to 1994 Stock Option Plan ......................

10.37*  -- Credit Agreement among the Registrant, the Subsidiaries of the Registrant, and The Chase Manhattan Bank (National
                Association) dated July 25, 1995 ..........................

10.38*  -- First Amendment Agreement among the Registrant, the
                Subsidiaries of the Registrant, and The Chase
                Manhattan Bank (National Association) dated January 1,
                1996 ......................................................

10.39*  -- Second Amendment Agreement among the Registrant, the
                Subsidiaries of the Registrant, and The Chase
                Manhattan Bank (National Association) dated January
                15, 1996 ..................................................

10.40*  -- Third Amendment Agreement among the Registrant, the
                Subsidiaries of the Registrant, and The Chase
                Manhattan Bank (National Association) dated May 10, 1996...

13.1    -- Annual Report to Stockholders for the fiscal year ended
                December 31, 1995 (such Annual Report, except for
                those portions thereof which are expressly
                incorporated by reference in this filing, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.) .........

21.1    -- Subsidiaries of the Registrant .................................

23.1    -- Consent of KPMG Peat Marwick LLP ...............................

24.1    -- Power of Attorney ..............................................


--------
* Filed herewith. All other exhibits have been previously filed as Exhibits to the Registrant's Annual Report on Form 10-K for Fiscal Year 1995 or to the Registration Statements on Form S-1 (File Nos. 33-53100 and 33-66066) or amendments thereto and are incorporated by reference herein.