Form 10-K
period 1996-12-31
MICRO WAREHOUSE INC
filed 1997-04-04
CIK 892872

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996 COMMISSION FILE NUMBER: 0-20730

                            ------------------------

                              MICRO WAREHOUSE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------



                                Page 1 of
                          Exhibit Index on Page 20

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject of such filing requirements for the past 90 days. Yes |X| No |_|.

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |X|

     The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq Stock Market on March 17, 1997 was approximately $222,594,417. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Common Stock outstanding as of March 17, 1997: 34,366,046

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Pursuant to General Instruction G(2) to this form, the information required by Part I (Item 3) and Part II (Items 5, 6, 7 and 8) hereof is incorporated by reference from the registrant's Annual Report to Stockholders for the Fiscal Year ended December 31, 1996.

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1997.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business.......................................................    4

Item 2.    Properties.....................................................   12

Item 3.    Legal Matters..................................................   13

Item 4.    Submission of Matters to a Vote of Security Holders............   13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................   13
Item 6.    Selected Financial Data........................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   13
Item 8.    Financial Statements and Supplementary Data....................   14
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   14

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............   14
Item 11.   Executive Compensation.........................................   14
Item 12.   Security Ownership of Certain Beneficial Owners and Management.   14
Item 13.   Certain Relationships and Related Transactions.................   14

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   14
           Signatures.....................................................   19

                                     PART I

ITEM 1. BUSINESS

Micro Warehouse, Inc. (the "Company" or "Micro Warehouse") is a specialty catalog retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. The Company markets its products through frequent mailings of its distinctive, colorful catalogs, Internet catalog sites on the worldwide web and dedicated telemarketing account managers who focus on corporate, education and government accounts. The Company offers brand name hardware and software from leading vendors such as Adobe, Apple, Compaq, Hewlett Packard, IBM, Iomega, Microsoft, Motorola, 3Com, and Toshiba.

Through its three core catalogs, MicroWarehouse, MacWarehouse and Data Comm Warehouse, various specialty catalogs and its Internet sites, the Company offers a broad assortment of more than 25,000 computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog title focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products. During the year ended December 31, 1996, the Company distributed approximately 123 million catalogs worldwide, and as of December 31, 1996, the Company had approximately 2.3 million customers who had purchased products within the last 12 months (excluding customers of USA Flex, which was acquired in October).

International operations, particularly in Europe and Canada, have become a significant part of the Company's business. In 1991, the Company established full-service, direct marketing operations in the United Kingdom. In late 1992, the Company began operations in France and Germany and, in 1993 and 1994, acquired companies or initiated operations in Sweden, Denmark, Norway, the Netherlands, Belgium, Finland, and France. In this same timeframe, the Company also expanded into the non-European markets of Japan, Canada and Mexico. In 1995, the Company acquired businesses in the United Kingdom, Germany, Australia and Switzerland. In 1996 the Company discontinued its "Macintosh only" operations in Belgium and Switzerland. The Company currently publishes catalogs in 12 countries outside the US and distributed approximately 41 million catalogs internationally in the year ended December 31, 1996. See Note 15 to Notes to Consolidated Financial Statements for information regarding the Company's operations in different geographic areas.

On January 25, 1996, the Company acquired Santa Clara, California-based Inmac Corp. ("Inmac") through the issuance by the Company of 3,033,682 shares of its common stock. Inmac is a leading international direct-response marketer of a wide range of personal computer and networking products. Inmac operates in the United States, Canada, France, Germany, the Netherlands, Sweden and the UK. International sales by Inmac accounted for 73% of net sales in its fiscal year ended July 29, 1995. For accounting purposes, the Inmac merger has been treated as a pooling of interests.

Throughout 1996 the Company integrated the operations of Micro Warehouse and Inmac on a worldwide basis. In the US, Inmac's corporate offices in Santa Clara and its manufacturing operations in Sunnyvale, California were closed. Inmac's Dallas, Texas telemarketing facility was closed and telemarketing operations were moved to Micro Warehouse's Gibbsboro, New Jersey facility. Inmac's warehouse in Louisville, Kentucky was closed and all activity was moved to the Micro Warehouse fulfillment facility in Wilmington, Ohio. Internationally, facilities were closed in the UK, France, Germany, the Netherlands, Sweden and Canada.

In September 1996 the Company acquired the Helsinki, Finland based Business Forum and a related company. In November the Company completed the acquisition of the business of USA Flex, a Bloomingdale, Illinois direct marketer of IBM PC-compatible personal computer products. This company has been successful in acquiring customers and building its business from advertisements placed in US computer publications, particularly Computer Shopper. The operating results of these entities from dates of acquisition were not significant.

The Company maintains a full-service distribution center in Wilmington, Ohio, totaling approximately 365,000 square feet and telemarketing centers in Lakewood and Gibbsboro, New Jersey, South Norwalk, Connecticut, and Bloomingdale, Illinois. The Company operates 24 hours a day, seven days a week in the US. The Company also operates telemarketing and distribution facilities in the United Kingdom, France, Germany, Denmark, Sweden, Norway, Finland, the Netherlands, Japan, Australia, Mexico, and Canada. The Company's international operations generally use the same distribution and processing computer systems and are able to exchange data with US operations.

The Company began operations in 1987 as a Connecticut corporation and was reincorporated in Delaware on October 2, 1992.

Catalog Publication

The Company currently publishes three main catalogs in the US: MacWarehouse for the Macintosh market, MicroWarehouse for the IBM PC-compatible market and DataCommWarehouse, for the data communications and networking market. The Company published 14 editions of MacWarehouse and 12 editions each of MicroWarehouse and Data CommWarehouse in the US in 1996. The Company also published 7 editions of the Inmac catalog in the US in 1996. Additional specialty catalogs are produced at various intervals. Domestically, active customers (customers who have placed orders within the past 12 months) receive a catalog at least monthly and all customers receive a catalog with every order shipped. The Company also mails targeted versions of its catalogs to its corporate, education and government customers. Internationally, catalogs are published under the MicroWarehouse, MacWarehouse, Inmac, Lan Warehouse and several other titles at various frequencies. The numbers of catalogs distributed during the last three years were 123 million in 1996, 103 million in 1995 and 87 million in 1994.

Each catalog is printed with full-color photographs and detailed product descriptions. The catalogs are generally created and produced in-house by the Company's designers and production artists on a computer-based desktop publishing system. The in-house preparation of most portions of the catalog streamlines the production process, provides for greater flexibility and creativity in catalog production and results in significant cost savings.

Marketing and Sales

Micro Warehouse services commercial and consumer customers but the focus of the business has moved towards the commercial segment. As of December 31, 1996, commercial customers represented one-third of the total domestic customer base but accounted for approximately two-thirds of total domestic sales. The Company's various marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers as well as through advertising in major computer magazines and on the Internet. In addition, the Company obtains the names of prospective customers through the use of selected mailing lists from various sources, including manufacturers, suppliers, software publishers and computer magazine publishers. Worldwide active customers in 1996 were 2.3 million and were 2.1 million and 1.8 million in 1995 and 1994, respectively.

Inbound Telemarketing. The Company employs telemarketing representatives who assist customers in purchasing decisions, process product orders and respond to customer inquiries on order status, product pricing and availability. The Company processes approximately 43,000 domestic calls per day. The Company offers toll-free numbers for all of its domestic customers. In addition, it receives orders by fax, mail and the Internet. Through the Company's integrated computer systems, a sales representative can quickly access a customer's record which details past purchases as well as billing information. To provide more targeted service, the Company has separate inbound sales groups for the consumer, corporate and government/education segments.

Managed Commercial Telemarketing. In addition to its inbound telemarketers, the Company has dedicated telemarketing account managers who are assigned to manage and oversee various corporate, government and education accounts. The Company's commercial sales program combines account management and catalog mailing to penetrate these accounts. The Company's sales staff, through frequent contact, seeks to build long-term relationships with the Company's commercial customers. The Company has approximately 231,000 domestic commercial accounts that are managed by its commercial telemarketing operations.

Customer Service and Technical Support. The Company believes that its ability to provide prompt and efficient customer service has been critical to its success. The Company's dedicated customer service representatives are trained to respond to frequently asked questions such as the status of an order or the Company's return policy. The Company also has a technical support staff to assist customers with the selection, installation and operation of their products. The Company offers a toll-free number for customer service and technical support from 8:00 a.m. to midnight, eastern time, Monday through Friday and from 10:00 a.m. to 6:00 p.m. on Saturday and Sunday.

Customer Return Policy. The Company provides a 30-day guarantee against defects with respect to all of its products. The Company works closely with customers and vendors to assure that all vendor warranties and return privileges are fully honored. For the year ended December 31, 1996, the Company had a return rate of approximately 7.3% of gross sales. Returns are received and processed as a segregated activity to maintain control over the returned product, to initiate the refund process and to obtain appropriate credit from suppliers. Return experience is closely monitored at the stock-keeping-unit ("SKU") level to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

Micro Warehouse on the Internet. In July 1995, the Company launched an internet catalog on the worldwide web. Product descriptions and prices of more than 20,000 products are provided on-line, with full information and on screen images available for 10,000 items. Browsers can download demonstration software to "try before they buy". Selected corporate clients can gain access to their own exclusive on-line catalog, complete with unique product selections at customized pricing. In 1996, some of the Company's overseas subsidiaries launched their own web sites.

Seasonality. Customer response rates are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates. The slower quarters are impacted by the summer months, particularly in Europe.

Products and Merchandising

The Company offers over 25,000 microcomputer hardware, software and peripheral products to Macintosh and PC users. For the year ended December 31, 1996, sales of products for Apple Macintosh computers represented approximately 48.5% of the Company's net sales, while sales for IBM PC-compatible personal computers represented approximately 51.5% of net sales. The Company's product evaluation teams for the various product categories constantly monitor the market for new products from new and existing vendors. As product areas decline in importance, the amount of catalog exposure is reduced in favor of "hotter" new products and the inventory levels and numbers of SKU's are adjusted downward. For the year ended December 31, 1996, no single product accounted for more than 2.5% of the Company's domestic net sales.

Hardware. The Company offers a large selection of hardware items. This category includes personal computers, servers, printers, modems, monitors, data storage devices, add-on circuit boards, connectivity products and certain business machines. Brands sold in this category include Apple, Compaq, Epson, 3Com, Cisco, Hayes, Hewlett Packard, IBM, Intel, Texas Instruments and Toshiba. Hardware sales constituted approximately 74% of the Company's domestic net sales in 1996.

Software. The Company sells a wide variety of computer software packages in the business and personal productivity, connectivity, utility, language, education and entertainment categories. The Company offers products from the larger, well known vendors as well as numerous specialty products from new and emerging vendors. Brands offered by the Company include Adobe, Claris, Connectix, Insignia Solutions, Macromedia, Microdyne, Microsoft, Novell, Quark, and Symantec. Software sales represented approximately 19% of the Company's domestic net sales in 1996.

Supplies and Accessories. The Company currently sells various supplies such as media, toner cartridges, desk and computer accessories and computer furniture through its catalogs. Sales of these products constituted approximately 7% of the Company's domestic net sales in 1996.

Private Label Brands. Under its private label brands, Power User, USA Flex and NuData, the Company sells products such as microcomputers, hard drives, server switches, memory chips, CD-Roms, cables, and accessories. Sales of these products constituted approximately 10% of the Company's domestic net sales in 1996.

Purchasing

Domestically, the Company purchases products from approximately 1,700 vendors and purchases approximately 72% of its products directly from manufacturers with the balance from distributors. The Company's largest domestic vendors include Adobe, Apple, Hayes, Hewlett Packard, IBM, Iomega, Microsoft, Motorola, 3Com and Toshiba. In 1996 the leading 100 products sold by the Company accounted for approximately 27% of its net sales. Purchases of products from Apple, the Company's largest vendor, constituted approximately 16% of the Company's product purchases.

The Company believes that its volume purchases enable it to obtain favorable product pricing. Many of the Company's suppliers make funds available to the Company in the form of advertising allowances and incentives to promote and increase sales of their products. Generally, the Company has been able to return unsold or obsolete inventory to its vendors through written agreements with, or unwritten policies of, such vendors. In addition, the Company typically receives price protection should a vendor subsequently lower its price. Internationally, vendors price protection and return privileges are more limited.

Distribution Centers

All of the Company's U.S. distribution operations are conducted at the Wilmington, Ohio warehouse/distribution center, which consists of approximately 365,000 square feet located in four facilities adjacent to the main distribution facility of Airborne Express. Domestic orders accepted by midnight, eastern time, are generally shipped for delivery the following day via Airborne Express for a charge based on weight. Upon request, orders may also be shipped by alternate means. The Company also operates distribution facilities in the United Kingdom, France, Germany, Denmark, Norway, Sweden, Finland, the Netherlands, Japan, Canada, Mexico, Australia.

Domestic orders are placed at the Company's Lakewood and Gibbsboro, New Jersey, South Norwalk, Connecticut, and Bloomingdale, Illinois, facilities which include telemarketing, customer service, training, management information systems, accounting and administration. When an order is entered into the system, a computer credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse in Wilmington, Ohio and a packing slip is printed for order fulfillment. Inventory shrinkage has been nominal.

Management Information Systems

The Company has committed significant resources to the development of an integrated computer system which is used to manage all aspects of its business. The main computer system is principally comprised of Hewlett Packard hardware and licensed and internally-developed software. This system supports telemarketing, marketing, purchasing, accounting, customer service, warehousing and distribution. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions, provide product availability and order status information. In addition to the main system, the Company has a system of networked personal computers which provide numerous additional management control, planning, and exception reporting which facilitates data sharing and provides an automated office environment. During 1996, the Company made installations and upgrades to its computer systems in both its domestic and international operations, at an approximate cost of $5 million. The Company's international operations generally use the same system and are able to exchange data with the Company's United States operations. Routine capacity enhancements are made periodically, as the Company deems necessary.

Competition

The computer products business is highly competitive. The Company competes with consumer electronic and computer retail stores, including superstores, corporate resellers, value-added resellers, other direct marketers of software and computer related products and various "on-line" vendors and other resellers of computer products. Some of those competitors provide superior product support, configuration, and installation services. Several hardware and software vendors sell their products directly to end users. Certain competitors of the Company have financial and other resources greater than those of the Company. There can be no assurance that the Company can continue to compete effectively against existing competitors or new competitors that may enter the market. Price is an important competitive factor in the personal computer software and hardware market and there can be no assurance that the Company will not be subject to increased price competition.

Employees

As of December 31, 1996, the Company employed 3,481 persons, of whom 733 were in management, support services and administration; 1,079 in sales, technical support and customer service; 466 in warehouse/distribution and 1,203 employed at international locations. The Company's domestic employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good.

Sales Tax

The Company presently collects sales tax on sales of products to residents in the states of New Jersey, Connecticut, Ohio and Illinois. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. In the event legislation is passed to overturn the United States Supreme Court's decision or if the Court changes its position, the imposition of a sales tax collection obligation on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer.

Trademarks

The Company conducts its business under the trademarks and service marks "MacWAREHOUSE," "MacSHOPPER," "MicroWAREHOUSE," "Upgrade Warehouse," "Windows Warehouse," "Power User," "Data CommWAREHOUSE," "CD-Rom WAREHOUSE," "Micro SystemsWAREHOUSE," "Mac Systems WAREHOUSE," "Home ComputerWAREHOUSE," "LanWAREHOUSE," "WAREHOUSE-On-Line," "Academic WAREHOUSE," "Developer's WAREHOUSE," "The Mac Superstore," "NU DATA,", "Workstation EXPRESS," "PC Select," "USA Flex," "Inmac," "MacSelect," "The Inmac Advantage," "Good Impressions," "Black Pearl," and "Datamaster." The Company intends to use and protect these or related marks, as necessary, in the United States and in various foreign countries. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. The Company's trademarks and servicemarks have an indefinite term as long as they are used in connection with the Company's business activities. The Company intends to take all appropriate steps to maintain use of its marks and to renew registrations for its marks.

Regulation

The direct response business as conducted by the Company is subject to the Mail and Telephone Order Merchandise Rule and 1996 Telemarketing Sales Rule and related regulations promulgated by the Federal Trade Commission and comparable state agencies. The Company believes it is in compliance with such rules and regulations and has implemented programs and systems to assure ongoing compliance.

ITEM 2.  PROPERTIES


The Company's principal facilities, all of which are leased, are as follows:

                                                                     Approx.     Expiration of
                 Facility                   Location                 Sq. Ft.         Leases
----------------------------------------------------------------------------------------------
Telemarketing, technical support,
   management information systems and
   customer service center................Lakewood, NJ               52,109           1999
Telemarketing, technical support,
   management information systems and
   customer service center................Lakewood, NJ               41,514           2000
Manufacturing, sales and distribution.....Lakewood, NJ               30,360           2001
Telemarketing, technical support,
   management information systems and
   customer service center................Gibbsboro, NJ              82,000           2002
Telemarketing.............................Bloomingdale, IL           21,939           1999
------------------------------------------------------------------------------------------
Warehouse and distribution center.........Wilmington, OH            102,400           1998
Warehouse and distribution center.........Wilmington, OH            102,400           1999
Warehouse and distribution center.........Wilmington, OH            102,400           1997
Warehouse and distribution center.........Wilmington, OH             12,800           1997
Warehouse and distribution center.........Wilmington, OH             44,800           1999
Headquarters and Administrative offices...Norwalk, CT                83,000           2001
Corporate Sales...........................South Norwalk, CT          31,515           1997
European Headquarters and offices.........Bracknell, England         11,000           2011
------------------------------------------------------------------------------------------
Offices and distribution center...........Watford, London,           37,500           2004
                                          England
Warehouse and distribution center         Runcorn, England           69,000           2015
Offices...................................Kingsbury, Wembly,         10,550           1996
                                          England
Offices...................................Suresnes, France            9,900           2002
Offices and warehouse.....................Mitry-Mory, France         60,000           1999
Offices and distribution center...........Florsheim, Germany         70,000           1998
Offices and distribution center...........Amsterdam, Netherlands     28,000           1999
------------------------------------------------------------------------------------------
Offices and distribution center...........Ega, Denmark                3,735           1996
Offices and distribution center...........Oslo, Norway                8,217           1996
Offices and distribution center...........Stockholm, Sweden          11,475           1998
Offices and distribution center...........Helsinki, Finland           4,410           1996
Retail and offices .......................Helsinki, Finland          11,150           1997
------------------------------------------------------------------------------------------
Offices and distribution center...........Kanagawa, Japan             1,500           1996
Offices and distribution center...........Mexico City, Mexico         1,800           1996
Retail and offices........................Toronto, Ontario,           6,800           1997
                                          Canada

Warehouse.................................Toronto, Ontario,           2,500           1998
                                          Canada
Offices and warehouse.....................Mississauga, Ontario,      23,800           2001
                                          Canada
Retail, offices and warehouse.............North York, Ontario,        1,800           1998
                                          Canada
Offices and distribution center...........Brisbane, Australia         7,500           2001


The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL MATTERS

The information required by this item appears on page 1 of the Company's Annual Report to Stockholders under the caption "Restatement of Financial Statements" and in Note 17 to Notes to Consolidated Financial Statements on page 36 of the Company's Annual Report to Stockholders, all of which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market. The information appearing on page 37 of the Company's Annual Report to Stockholders under the caption 'Common Stock' is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item appears on page 17 of the Company's Annual Report to Stockholders under the caption 'Selected Financial Information' which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 18 through 21 of the Company's Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing on pages 22 through 36 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears in the Company's definitive Proxy Statement for its Annual meeting of Stockholders scheduled to be held on June 4, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1997 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

     The following consolidated financial statements are incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1996 and 1995.

     Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Stockholders Equity as of and for the years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

     (a)(2) Consolidated Financial Statement Schedule:

     The following Consolidated Financial Statement Schedule of the Company as set forth below is filed with this report on Form 10-K.

     Independent Auditors' Report on Consolidated Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts

     Consolidated Financial Statement Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits

     See Exhibit Index on Pages 20 through 21 for exhibits filed with this report on Form 10-K.

     (b) Reports on Form 8-K

     1) The Company filed a Form 8-K pursuant to Item 5 on October 1, 1996 to report that the Company may restate its 1994 and 1995 financial results.

     2) The Company filed a Form 8-K pursuant to Item 5 on October 3, 1996 to report that Linwood A. Lacy, Jr. was appointed President and Chief Executive Officer of the Company effective as of October 1, 1996.

     3) The Company filed a Form 8-K pursuant to Item 5 on October 3, 1996 to report that a class action complaint dated October 1, 1996 had been filed against the Company in the U.S. District Court in Bridgeport, Connecticut captioned Bruce Payne, et als v. Micro Warehouse, Inc., et als bearing docket no. 396CV01920 claiming a possible violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5.

     4) The Company filed a Form 8-K pursuant to Item 5 on October 16, 1996 to report that it continues to oversee a review of previously reported errors in its accounting procedures and confirmed that it will restate 1994 and 1995 and first quarter 1996 financial results and it may restate 1993 financial results.

     5) The Company filed a Form 8-K pursuant to Item 5 on November 21, 1996 to announce a significant reorganization to include several immediate resignations in its Finance Department and the future resignation of its Chief Operating Officer.

     6) The Company filed a Form 8-K pursuant to Item 5 on December 19, 1996 to report that fourth quarter earnings were likely to be significantly lower than expected.

                                                            SCHEDULE II

                              MICRO WAREHOUSE, INC.
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                  (IN THOUSANDS)

                                     Balance at      Additions     Deductions   Balance at
                                    Beginning of      Charged          from         End
                                        Year       to Operations    Reserves      of Year
                                        ----       -------------    --------      -------
Allowance for doubtful accounts
  Year ended:
  December 31, 1994                   $5,345          $ 3,980       ($ 3,649)      5,676
  December 31, 1995                    5,676            7,099         (4,967)      7,808
  December 31, 1996                    7,808            8,195         (5,127)     10,876

Reserve for obsolete inventory
  Year ended:
  December 31, 1994                    6,801            3,917         (4,385)      6,333
  December 31, 1995                    6,333            6,388         (4,385)      8,336
  December 31, 1996                    8,336            5,601         (3,416)     10,521

Reserve for refunds
  Year ended:
  December 31, 1994                      461            5,880         (5,774)        567
  December 31, 1995                      567           11,275        (11,183)        659
  December 31, 1996                      659            7,745         (7,640)        764

                     INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Directors and Stockholders of MICRO WAREHOUSE, INC.:

     Under date of February 10, 1997, we reported on the consolidated balance sheets of Micro Warehouse, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996, as contained in the annual report to stockholders for 1996 and incorpoated by reference in the Company's Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under
(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Stamford, Connecticut

February 10, 1997

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICRO WAREHOUSE, INC.


                                          By /s/ LINWOOD A. LACY, JR.
                                             -----------------------------
                                          LINWOOD A. LACY, JR.
                                          PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Peter Godfrey and Linwood A. Lacy, Jr., or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended December 31, 1996, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the year ended December 31, 1996 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                          Date
      ---------                      -----                          ----

/s/ Peter Godfrey         Chairman of the Board                March 27, 1997
-----------------------
Peter Godfrey

/s/ Linwood A. Lacy, Jr.  President, Chief Executive           March 27, 1997
-----------------------   Officer, Chief Financial
Linwood A. Lacy, Jr.      Officer, and Director
                          (Principal Executive Officer)
                          (Principal Financial Officer)
                          (Principal Accounting Officer)


/s/ Felix Dennis          Director                             March 27, 1997
-----------------------
Felix Dennis

/s/ Frederick H. Fruitman Director                             March 27, 1997
-----------------------
Frederick H. Fruitman

/s/ Melvin Seiler         Executive Vice President, Chief      March 27, 1997
-----------------------   Operating Officer and Director
Melvin Seiler

/s/ Joseph M. Walsh       Director                             March 27, 1997
-----------------------
Joseph M. Walsh

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
--------------------------------------------------------------------------------

3.1     -- Certificate of Incorporation of Registrant as Amended ..........

3.2     -- By-Laws of Registrant, as Amended ..............................

10.1    -- Amendment No. 1 to 1992 Stock Option Plan ......................

10.2    -- Amendment No. 1 to 1994 Stock Option Plan ......................

10.3*   -- Amendment No. 2 to 1992 and 1994 Stock Option Plans ............

10.4    -- Lease Agreements between C.P. Lakewood, L.P. and the
             Registrant relating to the Lakewood, New Jersey facilities ...

10.5    -- Lease Agreement between Miller-Valentine Partners and the
             Registrant relating to the Wilmington, Ohio facility .........

10.6    -- Lease Agreement between Peter Godfrey and the Registrant relating to the South Norwalk, Connecticut facility ..........

10.6(a) -- Lease Agreement between Hialet Associates and the
             Registrant relating to a South Norwalk, Connecticut facility
             (53 Water Street) ............................................

10.6(b) -- Lease Agreement between Hialet Associates and the
             Registrant relating to a South Norwalk, Connecticut facility
             (29 Haviland Street) .........................................

10.7    -- Lease Agreement between 50 Water Street Associates and
             the Registrant relating to the South Norwalk, Connecticut
             facility .....................................................

10.8    -- Lease between Union Square Assoc. Ltd. Part. and the
             Registrant relating to the South Norwalk, Connecticut
             facility .....................................................

10.9    -- Lease Agreement between South Norwalk Redevelopment
             Partnership and the Registrant relating to the South
             Norwalk, Connecticut facility ................................

10.10   -- Lease Agreement between Unigate (UK) Limited and the
             Registrant relating to the Barnet, England facility ..........

10.11   -- Second Amendment to Lease Agreement between Peter Godfrey and the Registrant relating to the South Norwalk,
             Connecticut facility (47 Water Street) .......................

10.12   -- Second Amendment to Lease Agreement between Hialet
             Associates and the Registrant relating to the South Norwalk,
             Connecticut facility (53 Water Street) .......................

10.13   -- Lease Agreement between Misco, Sofibus and the Registrant relating to the Bonneuil Sur Marne, France facility ..........

10.14   -- Lease Agreement between Miller-Valentine Partners and the
             Registrant relating to the Wilmington, Ohio facility .........

10.15   -- Lease Agreement between BBS Norwalk One Inc. and the
             Registrant relating to the Norwalk, Connecticut facility .....

10.16   -- Lease Agreement between J & W Computer GNBTT and the
             Registrant relating to Kelkheim, Germany facility ............

10.17*  -- Sublease Agreement between Comark, Inc. and the
             Registrant ...................................................

10.18   -- Employment Agreement between Peter Godfrey and the
             Registrant ...................................................

10.19   -- Employment Agreement between Melvin Seiler and the
             Registrant ...................................................

10.20   -- Employment Agreement between Steven Purcell and the
             Registrant ...................................................

10.21   -- Employment Agreement between Stephen England and the
             Registrant ...................................................

10.22   -- Employment Agreement between Adam W. Shaffer and the
             Registrant ...................................................

10.23   -- Amendment to Employment Agreement between Adam W. Shaffer and the Registrant ...........................................

10.24   -- Employment Agreement between Linwood A. Lacy, Jr. and the
             Registrant ...................................................

10.25   -- Amendment to Employment Agreement between Linwood A. Lacy, Jr.
             and the Registrant............................................

10.26   -- Employment Agreement between Bruce L. Lev and the
             Registrant ...................................................

10.27   -- Consulting Agreement between Felix Dennis and the
             Registrant, as amended .......................................

10.28   -- Form of Indemnification Agreement with Officers and
             Directors ....................................................

10.29   -- Commercial Revolving Loan and Security Agreement between
             State Street Bank and Trust Company and the Registrant dated
             July 1, 1991 .................................................

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT                       PAGE
--------------------------------------------------------------------------------

10.30   -- Amendment Agreement between State Street Bank and Trust
             Company and the Registrant dated November 20, 1991 ...........

10.31   -- Second Amendment Agreement between State Street Bank and
             Trust Company and the Registrant dated July 10, 1992 .........

10.32   -- Third Amendment Agreement between State Street Bank and
             Trust Company and the Registrant dated October 1, 1992 .......

10.33   --Credit Agreement among the Registrant, the Subsidiaries of the Registrant, and The Chase Manhattan Bank (National
             Association) dated July 25, 1995 .............................

10.34   --First Amendment Agreement among the Registrant, the
             Subsidiaries of the Registrant, and The Chase Manhattan Bank
             (National Association) dated January 1, 1996 .................

10.35   --Second Amendment Agreement among the Registrant, the
             Subsidiaries of the Registrant, and The Chase Manhattan Bank
             (National Association) dated January 15, 1996 ................

10.36   --Third Amendment Agreement among the Registrant, the
             Subsidiaries of the Registrant, and The Chase Manhattan Bank
             (National Association) dated May 10, 1996 ....................

10.37*  --Resignation Agreement by and between Eric Furman and the
             Registrant dated November 20, 1996 ...........................

10.38*  --Resignation Agreement by and between Steven Purcell and the Registrant dated November 20, 1996 .......................

10.39*  --Resignation Agreement by and between Melvin R. Seiler and the Registrant dated January 20, 1997 ........................

11*     --Statement Re Computation of Per Share Earnings ..................

13.1*   --Annual Report to Stockholders for the fiscal year ended
             December 31, 1996 (such Annual Report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished solely for the information of the Commission and is not to be deemed
             'filed' as part of this filing.) .............................

21.1*   -- Subsidiaries of the Registrant .................................

23.1*   -- Consent of Independent Auditors ................................

24.1*   -- Power of Attorney (included on signature page) .................

27*     -- Financial Data Schedule.........................................

------------
*Filed herewith. All other exhibits have been previously filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 1996, Annual Report on Form 10-K for Fiscal Year 1995 or the Registration Statements on
Form S-1 (File Nos. 33-53100 and 33-66066) or amendments thereto and are incorporated by reference herein.