Form 10-Q
period 1997-03-31
MICRO WAREHOUSE INC
filed 1997-05-15
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

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

                               Yes |X|     No |_|

Indicate the number of shares outstanding of each of issuer's class of common stock as the latest practicable date:

Class:   COMMON STOCK       Outstanding Shares At March 31, 1997: 34,366,882

                              MICRO WAREHOUSE, INC.

                                      INDEX

                                                                            Page

       PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)

           Consolidated Balance Sheets ........................................3

           Consolidated Statements of Income ..................................4

           Consolidated Statements of Cash Flows ..............................5

           Notes to Unaudited Consolidated Financial Statements ...............6

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .........................8

       PART II - OTHER INFORMATION............................................12

       SIGNATURE .............................................................13

       EXHIBIT 11.............................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                    ----------------------------------------

                                                                                March 31,              December 31,
                                                                                   1997                   1996
                                                                                   ----                   ----
ASSETS                                                                         (unaudited)              (audited)
Current assets:
  Cash and cash equivalents                                                       $89,650                $32,234
  Marketable securities at market value                                            20,238                 20,022
  Accounts receivable, net of allowance for doubtful accounts ($11,023
   and $10,876 at March 31, 1997 and December 31, 1996, respectively)             206,127                203,687
  Inventories                                                                     166,481                201,119
  Prepaid expenses and other current assets                                        18,262                 17,886
  Tax refunds                                                                      17,084                 16,433
  Deferred taxes                                                                    4,176                  3,447
                                                                               -----------            -----------
     Total current assets                                                         522,018                494,828
                                                                               -----------            -----------
Property, plant and equipment, net                                                 28,968                 29,712
Goodwill, net                                                                      68,495                 66,291
Non-current deferred taxes                                                         12,340                 14,443
Other assets                                                                        2,585                  2,568
                                                                               ===========            ===========
     Total assets                                                                $634,406               $607,842
                                                                               ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $155,419               $127,723
  Accrued expenses                                                                 48,050                 52,445
  Loans payable, bank                                                              38,860                 40,505
  Income taxes                                                                      2,669                      -
  Deferred revenue                                                                  1,710                  2,327
  Equipment obligations                                                               328                    298
                                                                               -----------            -----------
     Total current liabilities                                                    247,036                223,298
                                                                                        -
Equipment obligations                                                                 298                    376
                                                                               -----------            -----------
     Total liabilities                                                            247,334                223,674
                                                                               -----------            -----------
Stockholders' equity:
  Preferred stock, $.01 par value:                                                      -                      -
    Authorized - 100 shares; none issued
  Common stock, $.01 par value:
    Authorized - 50,000 shares; issued and outstanding; 34,367 and
      34,359 shares at March 31, 1997 and December 31, 1996, respectively             344                    343
  Additional paid-in capital                                                      272,277                270,762
  Deferred compensation                                                             (967)                    421
  Loan to officer                                                                 (1,400)                (1,400)
  Retained earnings                                                               124,884                117,071
  Cumulative translation adjustment                                               (8,048)                (3,047)
  Valuation adjustment for marketable securities                                     (18)                     18
                                                                               -----------            -----------
     Total stockholders' equity                                                   387,072                384,168
                                                                               -----------            -----------
     Total liabilities and stockholders' equity                                  $634,406               $607,842
                                                                               ===========            ===========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      For the three months ended March 31,
                      (in thousands, except per share data)
          ------------------------------------------------------------
                                   (unaudited)

                                                            1997        1996
                                                            ----        ----

Net Sales                                                $ 529,503   $ 514,391

Cost of Goods Sold                                         442,038     415,849
                                                         ---------   ---------

    Gross Profit                                            87,465      98,542

Selling, general and administrative                         75,243      75,736
Restructuring costs                                             --      21,226
Merger costs                                                    --       6,113
                                                         ---------   ---------

Income (loss) from operations before interest,
   income taxes and extraordinary charge                    12,222      (4,533)

Interest income, net                                           860         126
                                                         ---------   ---------

Income (loss) before income taxes
   and extraordinary charge                                 13,082      (4,407)

Provision for income taxes                                  (5,269)       (694)
                                                         ---------   ---------

Income (loss) before extraordinary charge                    7,813      (5,101)

Extraordinary charge, net of taxes                              --      (1,584)
                                                         ---------   ---------

     Net income (loss)                                   $   7,813   ($  6,685)
                                                         =========   =========

Net income (loss) per share                              $    0.23   ($   0.20)
                                                         =========   =========

Net income (loss) per share before extraordinary charge  $    0.23   ($   0.15)
                                                         =========   =========

Weighted average number of shares outstanding               34,437      33,996
                                                         =========   =========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                 (in thousands)
          ------------------------------------------------------------
                                   (unaudited)

Cash flows from operating activities:                                              1997       1996
                                                                                   ----       ----
   Net income (loss)                                                             $  7,813   $ (6,685)
                                                                                 --------   --------
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                               3,797      3,178
        Restructuring cost - non-cash portion                                          --      3,457
        Extraordinary charge                                                           --      1,900
        Write-off of deferred financing costs                                          --        762
        Deferred taxes                                                              1,358     (1,022)
   Changes in assets and liabilities:
        Accounts receivable, net                                                   (8,666)   (21,317)
        Inventories                                                                32,081     24,708
        Prepaid expenses and other current assets                                  (1,162)    (7,568)
        Other assets                                                                 (151)     1,331
        Accounts payable                                                           27,480     (4,285)
        Accrued expenses                                                            1,124     19,037
        Accrued restructuring costs                                                    --     15,362
        Deferred revenue                                                             (607)     2,842
                                                                                 --------   --------
            Total adjustments                                                      55,254     38,385
                                                                                 --------   --------
           Net cash provided by operating activities                               63,067     31,700
                                                                                 --------   --------

Cash flows from investing activities:
   Sales (purchases) of marketable securities, net                                   (252)     2,880
   Purchases or adjustments to acquisitions of businesses, represented by:
         Goodwill                                                                  (3,225)    (5,149)
         Other net assets                                                             (13)    (1,405)
   Acquisition of property, plant and equipment                                    (2,571)    (4,327)
                                                                                 --------   --------
Net cash (used) by investing activities                                            (6,061)    (8,001)
                                                                                 --------   --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                         129      1,270
   Borrowings (repayments) under lines of credit, net                               1,457        (11)
   Repayment of notes payable                                                          --    (21,900)
   Principal payments of obligations under capital leases                             (47)       (98)
                                                                                 --------   --------
            Net cash provided (used) by financing activities                        1,539    (20,739)
                                                                                 --------   --------
Effect of exchange rate changes on cash                                            (1,129)      (144)
                                                                                 --------   --------
Net change in cash                                                                 57,416      2,816
Cash and cash equivalents:
   Beginning of period                                                             32,234     81,614
                                                                                 ========   ========
   End of period                                                                 $ 89,650   $ 84,430
                                                                                 ========   ========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  (Amounts in thousands, except per share data)
      -------------------------------------------------------------------

1.    FINANCIAL STATEMENTS

      The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report to Shareholders which was filed as an exhibit to its Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

2.    BUSINESS COMBINATIONS

      During the first quarter of 1997, the Company acquired two businesses with operations in Canada and Australia. The total cost of the acquisitions was $3,238 which exceeded the fair value of the net assets acquired by $3,225.

      In October 1996, the Company acquired the business of USA Flex in a business combination accounted for as a purchase. USA Flex directly markets IBM PC-compatible computers and peripherals. The total cost of the acquisition was $26,762, which exceeded the fair value of the net assets acquired by $22,053.

      The excess cost over the fair value of the net assets acquired for these acquisitions has been allocated on a preliminary basis to goodwill, which is subject to change as such valuations are finalized. As a result of the analysis performed to date, however, management has determined that the appropriate amortization periods for such goodwill range from 5 to 15 years. With respect to the goodwill recorded on the USA Flex acquisition, which is now being amortized over 15 years, the Company had commenced amortization of this goodwill over a 40 year period in 1996. The impact of this change in the amortization period on the prior period is not material.

3.    STOCK-BASED COMPENSATION

      During 1997, the Company granted to substantially all employees options to purchase a total of 2,017 shares of common stock, subject to shareholder approval, under its 1994 Stock Option Plan (the "Plan"). The exercise price for these options is $12.625 per share. The Company recorded deferred compensation of $1,388 and recognized compensation expense of $51 for these options. An adjustment to the deferred compensation may be required if the market value of the Company's stock at the date of stockholder approval is different from the value at March 31, 1997.

      The Company granted under the Plan additional options to purchase 10 shares of common stock with exercise prices ranging from $11.6875 to $13.0625 per share. Also during 1997, the Company granted options to purchase 300 shares of common stock to senior executives outside of its stock option plans. The exercise prices of these options range from $10.75 to $11.875 per share.

4.    LEGAL PROCEEDINGS

      The Company and certain of its directors and officers are named as defendants in various lawsuits that followed and are predicated upon the facts underlying the Company's announcements in September and October 1996 that it intended to restate certain prior financial statements. On February 10, 1997 the Company filed Forms 10-K/A with the SEC reflecting restated financial statements for the years 1992 through 1995.

      All of these lawsuits are at an early stage. The plaintiffs in these lawsuits seek unspecified compensatory damages, other relief, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation, and, accordingly, has made no provision therefor in the consolidated financial statements.

      In addition, the staff of the SEC is conducting a formal investigation into the events that underlie the Company's restatement of its prior period financial statements noted above. The Company is cooperating with the staff in its investigation.

5.    NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for both interim and annual periods ending after December 15, 1997. Early implementation is not permitted. The Company does not expect that the application of this standard will have a material effect on its present method of calculating and reporting earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

Overview

Micro Warehouse, Inc. (the "Company") is a specialty catalog retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. The Company markets its products through frequent mailings of its distinctive, colorful catalogs, Internet catalog sites on the worldwide web and dedicated telemarketing account managers who focus on corporate, education and government accounts. The Company offers brand name hardware and software from leading vendors such as Adobe, Apple, Compaq, Hewlett Packard, IBM, Iomega, Microsoft, Motorola, 3Com, and Toshiba.

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

International operations, particularly in Europe and Canada, have become a significant part of the Company's business. In 1991, the Company established full-service, direct marketing operations in the United Kingdom. In late 1992, the Company began operations in France and Germany and, in 1993 and 1994, acquired companies or initiated operations in Sweden, Denmark, Norway, the Netherlands, Belgium, Finland, and France. In this same time frame the Company also expanded into the non-European markets of Japan, Canada and Mexico. In 1995, the Company acquired businesses in the United Kingdom, Germany, Australia and Switzerland. In 1996 the Company discontinued its "Macintosh only" operations in Belgium and Switzerland. The Company currently publishes catalogs in 12 countries outside the US.

On January 25, 1996, the Company acquired Santa Clara, California-based Inmac Corp. ("Inmac"), a leading international direct-response marketer of a wide range of personal computer and networking products. Inmac had operations in the United States, Canada, France, Germany, the Netherlands, Sweden and the UK. For accounting purposes, the Inmac merger has been treated as a pooling of interests. Accordingly, all historical financial information has been adjusted to include Inmac.

In September 1996, the Company acquired the Helsinki, Finland-based Business Forum and a related company. In November 1996, the Company completed the acquisition of the business of USA Flex, a Bloomingdale Illinois direct marketer of IBM PC-compatible personal computer products.

In February 1997, the Company acquired the Notebook Store in Toronto, Canada and Commsware of Brisbane, Australia.

RESULTS OF OPERATIONS

The table below sets forth certain items expressed as a percent of net sales for each of the three month periods ended March 31, 1997 and 1996:

   Three Months Ended March 31,                                                        1997    1996
                                                                                       ----    ----
Net sales                                                                             100.0%  100.0%
Cost of sales                                                                          83.5    80.8
                                                                                      -----   -----
Gross profit                                                                           16.5    19.2
Selling, general and administrative expenses                                           14.2    14.7
Restructuring and merger costs                                                           --     5.3
                                                                                      -----   -----
Income (loss) from operations before interest, income taxes and extraordinary charge    2.3     (.8)

Interest income, net                                                                     .2      --
                                                                                      -----   -----
Income (loss) before income taxes and extraordinary charge                              2.5%    (.8)%

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net sales increased by $15.1 million or 2.9% to $529.5 million for the three months ended March 31, 1997, from $514.4 million for the three months ended March 31, 1996. This increase in net sales was primarily attributable to continued growth in the domestic IBM PC-Compatible ("Wintel") business which increased by 37.6% to $180.3 million, including USA Flex net sales of $22.6 million. Offsetting this growth was a 15.6% decline in the worldwide Macintosh ("Mac") business to $226.8 million. The Mac business represented 42.8% of total worldwide sales, down from 52.2% in the same period last year.

Domestic sales increased 6.9% as a 37.6% increase in the Wintel business offset a 13.0% decline in the Mac business. The Wintel sales growth in the U.S. without the USA Flex and Inmac acquisitions was approximately 31.7%. The sales increase was due to increases in the average order size coupled with increased Wintel catalog circulation of 44.5%. Domestic Inmac sales declined by approximately 33.5% from last year on a circulation decrease of 71.5%, while USA Flex sales were $22.6 million in the quarter. The average order size increased to $488 in 1997 from $442 in 1996 due to an increase in the proportion of hardware sales which typically have a higher per unit price than software sales. Circulation of the MacWarehouse catalog declined by 13.8% to approximately 11.6 million.

International sales for the quarter ended March 31, 1997 decreased by 4.3% from the prior year to $173.0 million, principally due to a 23.5% decline in international Mac sales. International Wintel sales were up 6.8% over 1996 to $122.4 million. As a result, international sales decreased to 32.7% of total net sales in the three months ended March 31, 1997 from 35.1% in the same period in 1996. The number of catalogs distributed grew by 2.1% to approximately 7.7 million. Micro Warehouse sales throughout Europe were generally soft, with France, Germany and Sweden experiencing the most significant declines. The continued decline in the Mac business as well as increased competition in the consumable and business supply sectors were the principal reasons. In addition, translation of international sales at 1997 exchange rates reduced sales in dollars by approximately 3.4% as compared to last year.

Gross margin, which consists of net sales less product and transportation costs, decreased as a percentage of net sales to 16.5% in 1997 from 19.2% during the same period last year. The decline in gross margin was due to a reduction in Mac margins as a result of increased competition and the continuing shift in mix towards lower margin Wintel products. These factors had the greatest impact in Europe.

Selling, general and administrative expenses decreased by 0.7% to $75.2 million for the three months ended March 31, 1997 from $75.7 million for the same period in 1996 and decreased as a percentage of net sales to 14.2% from 14.7%. The principal reason for the decline in 1997 was a reduction in net advertising costs due to increased co-op advertising income and lower catalog costs. Worldwide catalog circulation was down 2.2% to 33.6 million in the current quarter. Also, SG&A expenses in the first quarter of 1997 were adversely affected by higher legal and insurance costs related to the litigation arising out of the facts underlying the restatement of certain prior year financial statements.

Operating income for the first three months of 1997 was $12.2 million as compared to a loss of $4.5 million for the same period in 1996. The operating loss in 1996 includes $27.3 million of restructuring and merger costs relating to the acquisition of Inmac. International operations during the first quarter of 1997 operated at break even compared to a loss of $7.2 million in 1996 which included $12.4 million of the total restructuring and merger costs.

Net interest income increased to $0.9 million for the first three months of 1997 from $0.1 million for the same period in 1996. The increase was due primarily to the higher level of cash and cash equivalents in the first quarter of 1997 available for investment and the lower level of debt due to the early extinguishment of Inmac's debt.

Liquidity and Capital Resources

As of March 31, 1997, the Company had cash and short-term investments totaling $109.9 million compared to $52.3 million at December 31, 1996. This increase was due to a planned reduction in inventories and improved payables management. The current ratio was 2.1 to 1 at March 31, 1997 compared to 2.2 to 1 at December 31, 1996 and working capital was $275.0 million compared to $271.5 million for the same periods respectively.

Inventories decreased to $166.5 million at March 31, 1997 from $201.1 million at December 31, 1996. Accounts receivable increased to $206.1 million at March 31, 1997 from $203.7 million at December 31, 1996. In addition, accounts payable increased by $27.7 million to $155.4 million at March 31, 1997 from $127.7 million at December 31, 1996. Overall, operations generated cash of $63.1 million in the current quarter.

Capital expenditures for the first three months of 1997 were $2.6 million, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital need will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity. The Company has a multi-currency borrowing facility of $75 million. The purpose of this facility is to provide working capital financing for its foreign subsidiaries in local currencies, thus limiting exposure to foreign exchange fluctuation. Total borrowings as of March 31, 1997, under this arrangement were $38.9 million. Additionally, at March 31, 1997, the Company had unused lines of credit in the United States and United Kingdom, which provided for unsecured borrowings of up to $10.0 million and (pounds)1.8 million, respectively, for working capital purposes.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its cash needs for at least the next 12 months without consideration of uncertainties surrounding litigation pending against the Company.

Outlook

The Company expects that the installed base of personal computers will continue to expand at slower rates than experienced in the past. Apple Computer continues to experience difficulties and has announced plans to significantly downsize its operations. Such actions are expected to affect the Company's Macintosh-related sales both domestically and in Europe. In addition, Apple Computer has licensed the Macintosh operating system to other manufacturers. These "clones" are generally entering the market at lower prices than Apple's products which has led to increased price competition and reduced margins. In Europe, the Company anticipates increased competitive pressures and uneven market demand depending on the business cycles of individual countries.

Statement under the Private Securities Litigation Reform Act

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple Computer; success of the Company's diversification away from its Apple products; competition from other catalog, retail store, on-line and other resellers of computer products; and the ultimate outcome of the legal proceedings brought against the Company in connection with its reported accounting errors. These and other factors are described generally in the MD&A section of the Company's 1996 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality", and "Outlook." Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      The information required by this item appears on page 1 of the Company's 1996 Annual Report to Stockholders under the caption "Restatement of Financial Statements" and in Note 17 to Notes to Consolidated Financial Statement on page 36 of the Company's 1996 Annual Report to Stockholders, all of which information is incorporated herein by reference.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 11  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

      Exhibit 27  FINANCIAL DATA SCHEDULE

      (b) Reports on Form 8-K

      None

                              MICRO WAREHOUSE, INC.

                                    FORM 10-Q

                                 MARCH 31, 1997
                      -------------------------------------

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MICRO WAREHOUSE, INC.

                             The Registrant

Date:  May 15, 1997
                               /s/WAYNE P. GARTEN
                               -------------------------------------------------
                                  WAYNE P. GARTEN
                                  Senior Vice President and Chief
                                  Financial Officer

                                  (Duly Authorized Officer of the Registrant and Principal Financial Officer)