Form 10-Q
period 1997-06-30
MICRO WAREHOUSE INC
filed 1997-08-14
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1997

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:   COMMON STOCK         Outstanding Shares At June 30, 1997: 34,425,348

                             MICRO WAREHOUSE, INC.

                                     INDEX

                                                                            Page

     PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements (unaudited)

        Consolidated Balance Sheets .........................................3

        Consolidated Statements of Income ...................................4

        Consolidated Statements of Cash Flows ...............................5

        Notes to Unaudited Consolidated Financial Statements ................6

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................9


     PART II - OTHER INFORMATION............................................14

     SIGNATURE .............................................................16

     EXHIBIT 11.............................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        June 30,    December 31,
                                                                          1997         1996
                                                                          ----         ----
ASSETS                                                                 (unaudited)   (audited)
Current assets:
  Cash and cash equivalents                                            $  94,750     $  32,234
  Marketable securities at market value                                   20,415        20,022
  Accounts receivable, net of allowance for doubtful
   accounts ($11,915 and $10,876 at June 30, 1997 and
   December 31, 1996, respectively)                                      186,813       203,687
  Inventories                                                            141,434       201,119
  Prepaid expenses and other current assets                               19,981        17,886
  Tax refunds                                                             18,623        16,433
  Deferred taxes                                                           4,295         3,447
                                                                       ---------     ---------
     Total current assets                                                486,311       494,828
                                                                       ---------     ---------
Property, plant and equipment, net                                        29,939        29,712
Goodwill, net                                                             73,669        66,291
Non-current deferred taxes                                                12,531        14,443
Other assets                                                               3,726         2,568
                                                                       ---------     ---------
     Total assets                                                      $ 606,176     $ 607,842
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 140,873     $ 127,723
  Accrued expenses                                                        39,641        52,445
  Loans payable, bank                                                     22,734        40,505
  Deferred revenue                                                         7,792         2,327
  Equipment obligations                                                      350           298
                                                                       ---------     ---------
     Total current liabilities                                           211,390       223,298
Equipment obligations and other                                              254           376
                                                                       ---------     ---------
     Total liabilities                                                   211,644       223,674
                                                                       ---------     ---------
Stockholders' equity:
  Preferred stock, $.01 par value:                                            --            --
    Authorized - 100 shares; none issued
  Common stock, $.01 par value:
    Authorized - 50,000 shares; issued and
      outstanding; 34,425 and 34,359 shares at June 30, 1997 and
      December 31, 1996, respectively                                        344           343
  Additional paid-in capital                                             280,257       270,762
  Deferred compensation                                                   (7,529)          421
  Loan to officer                                                         (1,400)       (1,400)
  Retained earnings                                                      132,703       117,071
  Cumulative translation adjustment                                       (9,761)       (3,047)
  Valuation adjustment for marketable securities                             (82)           18
                                                                       ---------     ---------
     Total stockholders' equity                                          394,532       384,168
                                                                       ---------     ---------
     Total liabilities and stockholders' equity                        $ 606,176     $ 607,842
                                                                       =========     =========

     See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the three and six months ended June 30, 1997 and 1996
                      (in thousands, except per share data)

                                   (unaudited)

                                           Three Months Ended        Six Months Ended
                                                June 30,                  June 30,
                                            1997        1996         1997         1996
                                          --------    --------    ----------    ---------
Net Sales                                 $500,420    $437,175    $1,029,922    $ 951,565

Cost of goods sold                         416,507     352,188       858,546      768,036
                                          --------    --------    ----------    ---------

   Gross margin                             83,913      84,987       171,376      183,529

Selling,  general  and  administrative
  expenses                                  71,953      66,087       147,196      141,823
Write-off of goodwill                           --       5,977            --        5,977
Restructuring costs                             --          --            --       21,226
Merger costs                                    --          --            --        6,113
                                          --------    --------    ----------    ---------

Income from operations before interest,
 income taxes and extraordinary charge      11,960      12,923        24,180        8,390

Interest income, net                         1,712         236         2,572          362
                                          --------    --------    ----------    ---------

Income before income taxes
 and extraordinary charge                   13,672      13,159        26,752        8,752

Income taxes                                 5,851       7,749        11,120        8,443
                                          --------    --------    ----------    ---------

Income before extraordinary charge           7,821       5,410        15,632          309

Extraordinary charge, net of taxes
 of $1,078                                      --          --            --        1,584
                                          --------    --------    ----------    ---------

  Net income (loss)                       $  7,821    $  5,410    $   15,632    ($  1,275)
                                          ========    ========    ==========    =========

Net income (loss) per share               $   0.23    $   0.16    $     0.45    ($   0.04)
                                          ========    ========    ==========    =========

Net income per share before
  extraordinary charge                    $   0.23    $   0.16    $     0.45    $    0.01
                                          ========    ========    ==========    =========

Weighted average number of shares
  outstanding                               34,732      34,701        34,563       34,085
                                          ========    ========    ==========    =========

See accompanying notes to unaudited consolidated financial statements

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                 (in thousands)

                                   (unaudited)


Cash flows from operating activities:                               1997          1996
                                                                  --------     ---------
   Net income (loss)                                              $ 15,632     ($  1,275)
                                                                  --------     ---------
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
        Depreciation and amortization                                8,372         5,345
        Restructuring cost - non-cash portion                           --         3,457
        Extraordinary charge                                            --         1,900
        Write-off of goodwill                                           --         5,977
        Write-off of deferred financing costs                           --           762
        Deferred taxes                                               1,037          (242)
   Changes in assets and liabilities:
        Accounts receivable, net                                    10,083       (12,217)
        Inventories                                                 56,945        39,325
        Prepaid expenses and other current assets                   (4,558)        3,470
        Other assets                                                (1,390)          533
        Accounts payable                                            10,115       (17,096)
        Accrued expenses                                            (9,464)        4,292
        Deferred revenue                                             5,391         2,548
        Other                                                       (2,429)         (939)
                                                                  --------     ---------
            Total adjustments                                       74,102        37,115
                                                                  --------     ---------
           Net cash provided by operating activities                89,734        35,840
                                                                  --------     ---------

Cash flows from investing activities:
   Sales (purchases) of marketable securities, net                    (493)        7,301
   Purchases or adjustments to cost of acquisitions
   of businesses, represented by:
         Goodwill                                                   (3,816)       (5,149)
         Other net assets                                              (13)       (1,405)
   Acquisition of property, plant and equipment, net                (7,749)       (5,765)
                                                                  --------     ---------
Net cash (used) by investing activities                            (12,071)       (5,018)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                          706         5,134
   Borrowings (repayments) under lines of credit, net              (14,201)       14,113
   Repayment of notes payable                                           --       (21,900)
   Principal payments of obligations under capital leases              (70)         (113)
                                                                  --------     ---------
            Net cash (used) by financing activities                (13,565)       (2,766)
                                                                  --------     ---------
Effect of exchange rate changes on cash                             (1,582)         (360)
                                                                  --------     ---------
Net change in cash                                                  62,516        27,696
Cash and cash equivalents:
   Beginning of period                                              32,234        81,614
                                                                  ========     =========
   End of period                                                  $ 94,750     $ 109,310
                                                                  ========     =========


     See accompanying notes to unaudited consolidated financial statements.

                             MICRO WAREHOUSE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   (Amounts in thousands, except share data)

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996.

2.    BUSINESS COMBINATIONS

      In November 1996, the Company acquired the business of USA Flex, a direct marketer of IBM PC-compatible computers and peripherals. The total cost of the acquisition was $26,762, which exceeded the fair value of the net assets acquired by $22,053.

      In February 1997, the Company acquired two businesses, one in Canada which Markets IBM-PC compatible computers and peripherals and one in Australia which markets data communications products. The total cost of the acquisitions was $3,829 which exceeded the fair value of the net assets acquired by $3,816.

      The excess cost over the fair value of the net assets acquired for these acquisitions has been allocated on a preliminary basis to goodwill, which is subject to change as such valuations are finalized. As a result of the analysis performed, management has determined that the appropriate amortization periods for such goodwill range from 5 to 15 years. The goodwill recorded as a result of the USA Flex acquisition is being amortized over 15 years. Initially, the Company had commenced amortization of this goodwill over a 40 year period. The impact of this change in the amortization period on the prior period is not material.

      At June 30, 1997, the Company reclassified $4,800 of goodwill relating to the 1995 acquisition of Technomatic Ltd., a UK company which it determined had been incorrectly classified. This change had no impact on current or prior year reported earnings.

3.    STOCK-BASED COMPENSATION

      In June 1997, the Stockholders of the Company approved an amendment to the 1994 Stock Option Plan (the "Plan") which increased the number of shares reserved for issuance from 1,000,000 to 4,000,000. In January 1997, the Company approved a comprehensive option grant program providing a total of 2,017,000 options to directors and all qualified full-time employees of the Company and an exchange program covering 360,000 outstanding stock options. The exercise price for options under these programs is $12.63 per share. The Company recorded as deferred compensation expense the difference between the exercise price and closing market price on the date of stockholder approval of $8,387. Such amount is being amortized over the five year option vesting period.

      Pursuant to the Plan, the Company granted additional options to purchase 65,000 shares of common stock with exercise prices ranging from $11.69 to $17.38 per share. Also during 1997, the Company granted options to purchase 390,000 shares of common stock to senior executives outside of its stock option plans. The exercise prices of these options range from $10.75 to $17.32 per share.

      Compensation expenses relating to the Plan for the three months and six months ended June 30, 1997 were $788 and $839, respectively.

4.    LEGAL PROCEEDINGS

      The Company and certain of its directors and officers are named as defendants in various lawsuits that followed and are predicated upon the facts underlying the Company's announcements in September and October 1996 that it intended to restate certain prior financial statements. On February 10, 1997, the Company filed Forms 10-K/A with the SEC reflecting restated financial statements for the years 1992 through 1995.

      The plaintiffs in these lawsuits seek compensatory damages, other relief, legal fees and litigation costs. The Company is unable to predict the outcome or the potential financial impact of this litigation and, accordingly, has made no provision therefor in the consolidated financial statements.

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

6.    SUBSEQUENT EVENT

      In July 1997, the Company acquired the business of OnLine Interactive, Inc., a Seattle, Washington based reseller of electronic software ("OLI"). The cost of the acquisition was $14,500 in cash, plus a potential future earnout payment of a maximum of $6,000 based on certain 1998 operating and performance targets. The cost of the acquisition exceeded the fair value of net assets by an estimated $14,000. Additionally, the Company entered into two-year employment contracts with five key employees which provide base compensation, cash incentives and stock options and grants. The Company granted these key employees an aggregate of 125,000 stock options at $16.63 per share vesting over four years. Additionally, these employees are eligible to receive an aggregate of 125,000 shares of stock. These shares will be granted over a three and one-half year period based upon achieving certain operating and performance targets or continuation of employment. Deferred compensation expense in the aggregate of $2,078 will be recorded and amortized over the three and one-half years.

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

In January 1996, the Company acquired Santa Clara, California-based Inmac Corp. ("Inmac"), a leading international direct-response marketer of a wide range of personal computer and networking products. Inmac had operations in the United States, Canada, France, Germany, the Netherlands, Sweden and the UK. For accounting purposes, the Inmac merger has been treated as a pooling of interests. Accordingly, all historical financial information has been adjusted to include Inmac.

In September 1996, the Company acquired the Helsinki, Finland-based Business Forum and a related company. In November 1996, the Company completed the acquisition of the business of USA Flex, a Bloomingdale, Illinois direct marketer of IBM PC-compatible personal computer products.

In February 1997, the Company acquired the Notebook Store of Toronto, Canada and Commsware of Brisbane, Australia. In July 1997, the Company acquired Online Interactive, Inc. of Seattle, Washington.

RESULTS OF OPERATIONS

The table below sets forth certain items expressed as a percent of net sales for each of the interim periods presented:

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                           1997      1996      1997      1996
                                           -----     -----     -----     -----
Net sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                               83.2      80.6      83.4      80.7
                                           -----     -----     -----     -----
Gross margin                                16.8      19.4      16.6      19.3
Selling, general and administrative
 expenses                                   14.4      15.1      14.3      14.9
Write-off of goodwill, restructuring
 and merger costs                             --       1.4        --       3.5
                                           -----     -----     -----     -----
Income from operations before interest,
 income taxes and extraordinary charge       2.4       2.9       2.3       0.9
Interest income, net                         0.3       0.1       0.3        --
                                           -----     -----     -----     -----
Income before income taxes and
extraordinary charge                         2.7%      3.0%      2.6%      0.9%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net sales increased by $63.2 million or 14.5% to $500.4 million for the three months ended June 30, 1997, from $437.2 million for the three months ended June 30, 1996. This increase in net sales was primarily attributable to continued growth in the IBM PC-Compatible ("Wintel") business which increased by 31%. The worldwide Macintosh ("Mac") business was nominally lower. The Mac business represented approximately 42% of total worldwide sales, down from approximately 50% in the same period last year.

Domestic sales for the quarter ended June 30, 1997 increased $53.9 million or 18.3% to $347.7 million. Wintel sales increased approximately 41% due to significant increases in the CPU, data storage and datacom product catagories. Mac sales remained essentially flat. Wintel CPU sales increased 44% while CPU unit volume grew more than 100% over the same period last year. The average order size increased 11.7% to $517. Circulation increased 11.9% to 20.6 million catalogs. Wintel sales growth in the U.S. without the USA Flex and Inmac businesses was approximately 40%. Inmac sales were $14.9 million, representing a decline of 27.5% from the prior year, and USA Flex sales in the quarter were $15.7 million.

International sales for the quarter ended June 30, 1997 increased by $9.3 million or 6.5% from the prior year to $152.7 million. International Wintel sales were up approximately 18%, offsetting a decline of approximately 15% in Mac sales. International sales decreased to 30.5% of total net sales in the three months ended June 30, 1997 from 32.8% in the same period in 1996. The average order size increased 6.3% to $444. Circulation increased by 8.5% to 6.2 million catalogs. Translation of international sales at 1997 exchange rates reduced sales in dollars by approximately 4.4% as compared to last year.

Gross margin decreased as a percentage of net sales to 16.8% in 1997 from 19.4% during the same period last year. The decline in gross margin was due to a continuing shift in mix towards lower margin Wintel products, a decline in the Mac business gross margin and a reduction in the gross margin of the legacy Inmac business in Europe.

Selling, general and administrative expenses increased by 8.9% to $72.0 million for the three months ended June 30, 1997 from $66.1 million for the same period in 1996 and decreased as a percentage of net sales to 14.4% from 15.1%. The principal reason for the percentage decline in 1997 was lower net advertising costs which declined from 2.1% of sales to .8% of sales. These savings were offset by higher legal and insurance costs ($1.0 million), stock option compensation expenses ($0.8 million), bad debt expenses ($0.9 million), certain fixed asset write-offs ($0.5 million) and transition costs for the integration of the Company's operation in Australia ($0.3 million). The stock option compensation expense relates to the recently approved stock options and expanded Stock Option Plan and represents the prorata difference between the option grant price on January 23, 1997 and the price on June 10, 1997, the date of Stockholder approval. This difference is $8.4 million in the aggregate and is being amortized over the five year vesting period.

Operating income for the second quarter of 1997 was $12.0 million as compared to $12.9 million for the same period in 1996. Operating income in 1996 included a $6.0 million write-off of goodwill. International operations during the second quarter of 1997 operated at a loss of $0.8 million compared to income of $1.2 million in 1996, resulting from marginal profits in Europe and aggregate losses of $1.2 million in Australia, Canada, Japan and Mexico.

Net interest income increased to $1.7 million for the second quarter of 1997 from $0.2 million for the same period in 1996. The increase was due to the higher level of cash and cash equivalents available for investment.

Income taxes were 42.8% of before tax income in the second quarter of 1997 versus 58.9% of before tax income in 1996. The decrease relates primarily to the goodwill write-off in 1996 which was not deductible for tax purposes and accordingly no benefit was recognized in the income tax provision.

Six Months Ended June 30,1997 Compared to Six Months Ended June 30, 1996

Net sales increased by $78.4 million or 8.2% to $1,029.9 million in the six months ended June 30, 1997 from $951.6 million in the six months ended June 30, 1996. This increase in net sales was primarily attributable to continued growth in the Wintel business which increased by approximately 27%, including USA Flex net sales of $38.5 million. The worldwide Mac business declined approximately 10%. The Mac business represented approximately 43% of total worldwide sales, down from approximately 51% in the same period last year. Worldwide average order size increased 10.8% to $491 and worldwide catalog circulation increased 3.3% to 60.4 million. Domestic sales increased 12.2% to $704.2 million and international sales were flat at $325.7 million. Translation of international sales at 1997 exchange rates reduced sales in dollars by approximately 3.9% as compared to last year.

Gross margin for the six months decreased as a percentage of net sales to 16.6% in 1997 from 19.3% during the same period last year. The decline in gross margin was due to the continuing shift in mix towards lower margin Wintel products, a decline in the MAC business gross margin and a reduction in the gross margin of the legacy Inmac business in Europe.

Selling, general and administrative expenses increased by 3.8% to $147.2 million for the six months ended June 30, 1997 from $141.8 million for the same period in 1996 and decreased as a percentage of net sales to 14.3% from 14.9%. The principal reason for the percentage decline in 1997 was due to lower net advertising costs which declined from 2.3% of sales to 1.2% of sales. These savings were offset by higher legal and insurance costs ($2.0 million), stock option compensation

($0.8 million), bad debt expenses ($0.8 million), certain fixed asset write-offs ($0.5 million) and transition costs for the integration of the Company's operation in Australia ($0.8 million).

Operating income for the six months ended June 30, 1997 was $24.2 million as compared to $8.4 million for the same period in 1996. Operating income in 1996 included a $6.0 million write-off of goodwill and restructuring and merger costs relating to the acquisition of Inmac of $21.2 million and $6.1 million respectively. Operating income for international operations during the period was a loss of $.8 million compared to income of $8.3 million in 1996, resulting primarily from lower sales and margins in France and Germany.

Net interest income increased to $2.6 million for the first six months of 1997 from $0.4 million for the same period in 1996. The increase was due to the higher level of cash and cash equivalents available for investment.

Liquidity and Capital Resources

As of June 30, 1997, the Company had cash and short-term investments totaling $115.2 million compared to $52.3 million at December 31, 1996. This increase was primarily due to a reduction in inventories and accounts receivable. Inventories decreased to $141.4 million at June 30, 1997 from $201.1 million at December 31, 1996. Accounts receivable decreased to $186.8 million at June 30, 1997 from $203.7 million at December 31, 1996. In 1997 the Company completed its domestic system integration of its inventory, accounts receivables, customer database and product listings. The integration of these systems improved inventory turnover from approximately 9 times in the first quarter of 1997 to approximately 11 times in the second quarter of 1997. The current ratio was 2.3 to 1 at June 30, 1997 compared to 2.2 to 1 at December 31, 1996 and working capital was $274.9 million compared to $271.5 million for the same periods, respectively. Overall, operations generated cash of $89.7 million in the current quarter.

Capital expenditures for the first six months of 1997 were $7.7 million, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital need will be to fund its working capital requirements for expected sales growth, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity.

In July 1997, the Company paid $14.5 million from available cash to acquire Online Interactive, Inc, an electronic software reseller.

The Company has a multi-currency borrowing facility of $75 million. The purpose of this facility is to provide working capital financing for its foreign subsidiaries in local currencies, thus limiting exposure to foreign exchange fluctuation. Total borrowings as of June 30, 1997 under the multi-currency borrowing facility were $22.7 million. Additionally, at June 30, 1997, the Company had unused lines of credit in the United States and United Kingdom, which provided for unsecured borrowings of up to $10.0 million and (pounds)1.8 million, respectively, for working capital purposes. The Company anticipates it will continue to reduce foreign debt and utilize derivative financial instruments or other methods to reduce the Company's exposure to foreign currency rate fluctuations.

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

Apple Computer ("Apple") continues to experience difficulties and has significantly downsized its operations. It has recently accepted the resignation of its Chief Executive Officer, replaced members of its board and is now searching for a new C.E.O. Apple has licensed the Macintosh operating system to certain other manufacturers, some of which have introduced Macintosh "clones". These "clones" are generally entering the market at lower prices than Apple's products which has led to increased price competition. At the present time there is uncertainty as to whether Apple will continue to license these manufacturers. The Company cannot predict what impact these matters will have on its future operating results.

Statement under the Private Securities Litigation Reform Act

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include : uncertainties surrounding the electronic software reselling business attributable to technological and commercial issues; uncertainties attributable to internet commerce generally; uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple Computer; success of the Company's diversification away from its Apple products; competition from other catalog, retail store, on-line and other resellers of computer products; and the ultimate outcome of the legal proceedings brought against the Company in connection with its reported accounting errors. These and other factors are described generally in the MD&A section of the Company's 1996 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality", and "Outlook." Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

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

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of Micro Warehouse, Inc. was held on June 10, 1997. At that meeting, the stockholders elected the following individuals to serve as members of the Board of Directors in accordance with the votes indicated below:

                                                   WITHHELD
NAME                             FOR               AUTHORITY
----                             ---               ---------

Felix Dennis                    28,525,248         2,942,950
Frederick H. Fruitman           28,833,923         2,634,275
Peter Godfrey                   28,832,463         2,635,735
Linwood A. Lacy, Jr.            28,839,803         2,628,395
Joseph M. Walsh                 28,832,463         2,635,735

            Additionally, the Stockholders approved an amendment to the 1994 Stock Option Plan to increase the number of shares reserved for issuance from 1,000,000 to 4,000,000 shares. The results were as follows:

                 FOR                       AGAINST                     ABSTAIN
                 ---                       -------                     -------
             20,515,296                   5,172,820                    313,433

            Finally, the Stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31,1997. The results were as follows:

                 FOR                       AGAINST                     ABSTAIN
                 ---                       -------                     -------
             30,052,539                    731,590                     684,069

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 10.40 Form of Employment Agreement by and between the Company and Charles R. Gottschalk, Pete O'Dell, Tim Choate, John Brown and John Ballantine dated as of July 18, 1997.

      Exhibit 10.41 Stock Purchase Agreement by and between the Company and Online Interactive, Inc., Tim Choate and John Ballantine dated July 18, 1997.

      Exhibit 11        Statement re: computation of per share earnings

      Exhibit 27        Financial Data Schedule

      (b) Reports on Form 8-K

      None

                              MICRO WAREHOUSE, INC.

                                    FORM 10-Q

                                  June 30, 1997

                                   SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MICRO WAREHOUSE, INC.

                                          The Registrant

Date:  August 14, 1997
                                          By /Wayne P. Garten/
                                             --------------------
                                             WAYNE P. GARTEN
                                             Senior Vice President and
                                             Chief Financial Officer

                                              (Duly Authorized Officer of the
                                              Registrant and Principal Financial
                                              Officer)