Form 10-Q
period 1997-09-30
MICRO WAREHOUSE INC
filed 1997-11-14
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
              |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1997

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

Class: COMMON STOCK     Outstanding Shares At September 30, 1997: 34,631,840

                              MICRO WAREHOUSE, INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (unaudited)

    Consolidated Balance Sheets ...........................................  3

    Consolidated Statements of Income .....................................  4

    Consolidated Statements of Cash Flows .................................  5

    Notes to Unaudited Consolidated Financial Statements ..................  6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................  9

PART II - OTHER INFORMATION................................................ 14

SIGNATURE ................................................................. 15

EXHIBIT 11................................................................. 16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     September 30,  December 31,
                                                       1997            1996
                                                       ----            ----
ASSETS                                               (unaudited)     (audited)
Current assets:
  Cash and cash equivalents                            $  65,212     $  32,234
  Marketable securities at market value                   20,660        20,022
  Accounts receivable, net of allowance for
   doubtful accounts ($12,032 and $10,876 at
   September 30, 1997 and December 31, 1996,
   respectively)                                         202,062       203,687

  Inventories                                            157,278       201,119
  Prepaid expenses and other current assets               13,549        17,886
  Tax refunds                                             18,928        16,433
  Deferred taxes                                          11,307         3,447
                                                       ---------     ---------
     Total current assets                                488,996       494,828
                                                       ---------     ---------
Property, plant and equipment, net                        31,576        29,712
Goodwill, net                                             86,366        66,291
Non-current deferred taxes                                12,615        14,443
Other assets                                               2,154         2,568
                                                       ---------     ---------
     Total assets                                      $ 621,707     $ 607,842
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 162,720     $ 127,723
  Accrued expenses                                        52,155        52,445
  Litigation settlement accrual                           16,100            --
  Loans payable, bank                                         --        40,505
  Deferred revenue                                         3,268         2,327
  Equipment obligations                                      452           298
                                                       ---------     ---------
    Total current liabilities                            234,695       223,298
Equipment obligations and other                              203           376
                                                       ---------     ---------
    Total liabilities                                    234,898       223,674
                                                       ---------     ---------
Stockholders' equity:
  Preferred stock, $.01 par value Authorized
    - 100 shares; none issued:                                --            --
  Common stock, $.01 par value:
    Authorized - 50,000 shares; issued and
      outstanding; 34,632 and 34,359 shares at
      September 30, 1997 and December 31, 1996,
      respectively                                           346           343
  Additional paid-in-capital                             284,856       270,762

  Deferred compensation                                   (9,066)          421
  Loan to officer                                         (1,400)       (1,400)
  Retained earnings                                      125,585       117,071
  Cumulative translation adjustment                      (13,416)       (3,047)
  Valuation adjustment for marketable securities             (96)           18
                                                       ---------     ---------
    Total stockholders' equity                           386,809       384,168
                                                       ---------     ---------
    Total liabilities and stockholders' equity         $ 621,707     $ 607,842
                                                       =========     =========


See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
               CONSOLIDATED STATEMENTS OF INCOME For the three and
                  nine months ended September 30, 1997 and 1996
                      (in thousands, except per share data)
          ------------------------------------------------------------
                                   (unaudited)

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                             1997         1996        1997        1996
                                          ----------   ----------  ----------  ----------
Net Sales                                 $  522,072   $  437,981  $1,551,994  $1,389,546

Cost of goods sold                           435,615      359,289   1,294,161   1,127,325
                                          ----------   ----------  ----------  ----------

  Gross margin                                86,457       78,692     257,833     262,221

Selling, general and administrative
  expenses                                    77,844       61,510     225,040     203,333
Write-off of goodwill                             --           --          --       5,977
Restructuring costs                               --           --          --      21,226
Merger costs                                      --           --          --       6,113
                                          ----------   ----------  ----------  ----------

Income from operations before interest,
  litigation provision, income taxes and
  extraordinary charge                         8,613       17,182      32,793      25,572

Interest income, net                           1,439          846       4,011       1,208

Provision for settlement of class
action and derivative litigation                20,700           --      20,700          --
                                          ----------   ----------  ----------  ----------

Income (loss) before income taxes
  and extraordinary charge                   (10,648)      18,028      16,104      26,780

Income tax provision (benefit)                (3,530)       7,303       7,590      15,746
                                          ----------   ----------  ----------  ----------

Income (loss) before extraordinary
  charge                                      (7,118)      10,725       8,514      11,034

Extraordinary  charge, net of taxes
  of $1,078                                       --           --          --       1,584
                                          ----------   ----------  ----------  ----------

Net income (loss)                            ($7,118)  $   10,725  $    8,514  $    9,450
                                          ==========   ==========  ==========  ==========

Net income (loss) per share                   ($0.21)  $     0.31  $     0.24  $     0.27
                                          ==========   ==========  ==========  ==========

Net income (loss) per share before
  extraordinary charge                        ($0.21)  $     0.31  $     0.24  $     0.32
                                          ==========   ==========  ==========  ==========

Weighted average number of shares
  outstanding                                 34,550       34,630      34,919      34,667
                                          ==========   ==========  ==========  ==========


See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                                 (in thousands)
           -----------------------------------------------------------
                                   (unaudited)

                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
  Net income                                              $   8,514   $   9,450

  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                          12,062       8,514
      Litigation settlement charge                           20,700          --
      Restructuring cost - non-cash portion                      --       3,457
      Extraordinary charge                                       --       1,900
      Write-off of goodwill                                      --       5,977
      Write-off of deferred financing costs                      --         762
      Deferred taxes                                         (6,032)        417
  Changes in assets and liabilities:
      Accounts receivable, net                               (6,458)    (18,180)
      Inventories                                            40,338      22,236
      Prepaid expenses and other current assets              (2,578)      3,752
      Other assets                                               72         844
      Accounts payable                                       31,286      (4,944)
      Accrued expenses                                        2,522      12,680
      Deferred revenue                                          936        (168)
      Other                                                  (1,832)       (225)
                                                          ---------   ---------
        Total adjustments                                    91,016      37,022
                                                          ---------   ---------
        Net cash provided by operating activities            99,530      46,472
                                                          ---------   ---------

Cash flows from investing activities:
  Sales (purchases) of marketable securities, net              (752)      6,553
  Purchases or adjustments to cost of acquisitions
    of businesses, represented by:
        Goodwill                                            (18,642)     (6,900)
        Other net assets                                        654      (2,119)
   Acquisition of property, plant and equipment             (11,659)     (7,860)
                                                          ---------   ---------
Net cash (used) by investing activities                     (30,399)    (10,326)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                  3,228       5,456
  Borrowings (repayments) under lines of credit, net        (37,473)     18,521
  Repayment of notes payable                                     --     (21,900)
  Principal payments of obligations under capital leases        (87)       (312)
                                                          ---------   ---------
        Net cash provided (used) by financing activities    (34,332)      1,765
                                                          ---------   ---------
Effect of exchange rate changes on cash                      (1,821)       (419)
                                                          ---------   ---------
Net change in cash                                           32,978      37,492
Cash and cash equivalents:
  Beginning of period                                        32,234      81,614
                                                          ---------   ---------
  End of period                                           $  65,212   $ 119,106
                                                          =========   =========


See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in thousands, except share and per share data)

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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

2.    BUSINESS COMBINATIONS

      In October 1996, the Company acquired the business of USA Flex in a business combination accounted for as a purchase. USA Flex directly markets IBM PC-compatible ("Wintel")computers and peripherals. The total cost of the acquisition was $26,762 which exceeded the fair value of the net assets acquired by $22,053. Commencing in 1997 the goodwill recorded as a result of the USA Flex acquisition is being amortized over 15 years. Initially, the Company had commenced amortization of this goodwill over a 40 year period.

      In February 1997, the Company acquired two businesses with operations in Canada and Australia. The total cost of the acquisitions was $3,829 which exceeded the fair value of the net assets acquired by $3,816.

      In July 1997, the Company acquired the business of OnLine Interactive, Inc., a Seattle, Washington based reseller of electronic software ("OLI"). The cost of the acquisition was $14,159 in cash plus a potential future earnout payment of a maximum of $6,000 based on certain 1998 operating and performance targets and other contingencies, including any change of the Company's Chief Executive Officer (See Note 7). The cost of the acquisition exceeded the fair value of the net assets by an estimated $14,800. Additionally, the Company entered into two-year employment contracts with five key OLI employees which provide base compensation, cash incentives and stock options and grants. The Company granted these employees an aggregate of 125,000 stock options at $16.63 per share vesting over four years. Additionally, these employees are eligible to receive 125,000 shares of stock. These shares will be granted over a three and one-half year period based upon achieving certain operating and performance targets and continuation of employment. Deferred compensation expense in the aggregate of $2,078 was recorded and will be amortized over the three and one-half years.

      The excess cost over the fair value of the net assets acquired for the 1997 acquisitions has been allocated on a preliminary basis to goodwill, which is subject to change as the valuation of such net assets are finalized. As a result of the analysis performed to date, management has determined that the appropriate amortization periods for such goodwill range from 5 to 15 years.

3.    STOCK-BASED COMPENSATION

      In June 1997, the Stockholders of the Company approved an amendment to the 1994 stock option plan (as amended, the "Plan") which increased the number of shares reserved for issuance from 1,000,000 to 4,000,000. In January 1997, the Company approved a comprehensive option grant program providing a total of 2,017,000 options to directors and all qualified full-time employees of the Company and authorized the exchange of 360,000 outstanding stock options. The exercise price for options under these programs is $12.63 per share. The Company recorded deferred compensation expense of $8,387, the difference between the exercise price and closing market price on the date of stockholder approval. Such amount is being amortized over the 5 year vesting period of the options.

      During 1997, the Company granted pursuant to the Plan additional options to purchase 225,000 shares of common stock with exercise prices ranging from $11.69 to $28.25 per share. Also during 1997, the Company granted options to purchase 390,000 shares of common stock to senior executives outside of its stock option plans. The exercise prices of these options range from $10.75 to $17.32 per share.

      Compensation expense relating to these grants for the three months and nine months ended September 30, 1997 was $420 and $1,260, respectively.

4.    LEGAL PROCEEDINGS

      A charge of $20.7 million was recorded in the third quarter of 1997 for the proposed settlements of the consolidated class action and derivative lawsuit that arose out of the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years. The charge of $20.7 million was comprised of $31.1 million for the settlements of the consolidated class action and derivative lawsuit plus estimated legal fees, offset by insurance proceeds of $10.9 million. The settlements are contingent upon negotiation and execution of definitive settlement stipulations and hearings and approvals by the U.S. District Court.

      The settlement of these matters excludes a separate action relating to the issues underlying the Company's restated financial statements brought in the U.S. District Court in Connecticut against the Company and certain of its present and former officers and directors by the State Board of Administration of Florida covering its purchase of less than 60,000 shares. The settlement also excludes the lawsuit brought by holders of approximately 1.3 million shares of the Company's stock against the Company and certain of its officers, former officers and directors in Santa Clara County, California, arising out of the stock merger between the Company and Inmac Corp. on January 25, 1996. The Company is unable to predict the outcome or the financial impact of these litigations and, accordingly, has made no provision therefor in the consolidated financial statements.

      In addition, the staff of the SEC is conducting a formal investigation into the events underlying the restatement. The Company is cooperating with the staff in its investigation.

5.    NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. This statement is effective for both interim and annual periods ending after December 15, 1997. Early implementation is not permitted. The Statement will require the replacement of the Company's previous presentation of primary earnings per share with a dual presentation of basic and diluted earnings per share. The Company expects that the application of this standard will result in basic earnings per share for certain prior year periods that are higher than previously reported primary earnings per share. The Company does not expect that the application of this standard will have a material effect on the calculation of diluted earnings per share as compared to primary earnings per share previously reported.

6.    HEDGING INSTRUMENTS

      The Company is utilizing forward exchange contracts to manage exposure to foreign currency price fluctuations on intercompany loans to its foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. The Company's credit exposure is limited to the replacement cost, if any, of the instruments and the Company only enters into such agreements with highly rated counterparties. The Company does not enter into forward exchange contracts for trading or speculative purposes and matches the term and notional amount of the contracts to the underlying intercompany loans.

      At September 30, 1997 the Company had outstanding forward exchange contracts of $50.0 million which mature in 38 days or less. The single largest currency represented is the British pound followed by the German deutsche mark and Dutch guilder.

7.    SUBSEQUENT EVENT

      On October 26, 1997 Linwood A. Lacy, Jr. resigned as President and Chief Executive Officer of the Company. Peter Godfrey, who remains Chairman of the Board of Directors of the Company, has been appointed to these positions. As a result of this resignation, the Company became committed to pay the OLI shareholders $2,000 of the $6,000 contingent earnout (See
      Note 2).

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

RESULTS OF OPERATIONS

The table below sets forth certain items expressed as a percent of net sales for each of the interim periods presented:

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           1997       1996       1997      1996
                                           ----       ----       ----      ----
Net sales                                 100.0%     100.0%     100.0%    100.0%
Cost of sales                              83.4       82.0       83.4      81.1
                                          -----      -----      -----     -----
Gross margin                               16.6       18.0       16.6      18.9
Selling, general and administrative
  expenses                                 14.9       14.1       14.5      14.6
Write-off of goodwill, restructuring
  and merger costs                          -          -          -         2.5
                                          -----      -----      -----     -----
Income from operations before
  interest, litigation provision,
  income taxes and extraordinary
  charge                                    1.7        3.9        2.1       1.8
Interest income, net                         .3         .2         .2        .1
Provision for settlement of class
  action and derivative litigation          4.0        -          1.3       -
                                          -----      -----      -----     -----
Income before income taxes and
extraordinary charge                       (2.0%)      4.1%       1.0%      1.9%

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net sales increased by $84.1 million or 19.2% to $522.1 million for the three months ended September 30, 1997, from $438.0 million for the three months ended September 30, 1996. This increase in net sales was primarily attributable to continued growth in the Wintel business which increased by approximately 34%. Worldwide Macintosh ("Mac") sales were nominally higher. The Mac business represented approximately 40% of total worldwide sales, down from approximately 47% in the same period last year.

Domestic sales for the three months ended September 30, 1997 increased $83.0 million or 27.6% from the prior year to $383.5 million. Wintel sales increased approximately 50%, due to significant increases in Wintel desktop and notebook PC's, monitors and printers. Mac sales increased approximately 8%. Wintel CPU sales increased by approximately 80% while Wintel CPU unit volume grew by approximately 110% over the same period last year. The average order size increased 15.6% to $548. Circulation increased 25.0% to 26.9 million catalogs. The Wintel sales growth in the U.S. without the USA Flex and Inmac businesses acquired in 1996 was approximately 49%. USA Flex sales in the quarter were $15.0 million and Inmac sales of $15.5 million declined 21.6% from the prior year.

International sales for the three months ended September 30, 1997 increased by $1.2 million or 0.9% from the prior year to $138.6 million. International Wintel sales were up approximately 10%, offsetting a decline of approximately 16% in Mac sales. International sales decreased to 26.6% of total net sales in the three months ended September 30, 1997 from 31.4% in the same period in 1996. The average order size decreased 16.2% to $421. Circulation increased by 1.3% to 5.7 million catalogs. In addition, translation of international sales at 1997 exchange rates reduced sales in dollars by approximately 8.0% as compared to last year.

Gross margin, which consists of net sales less product and transportation costs, decreased as a percentage of net sales to 16.6% in 1997 from 18.0% for the same period in 1996. The decline in gross margin was due to a continuing shift in mix towards lower margin Wintel products, a decline in the Mac and DataComm margins in the US, and lower margins in all categories in Europe.

Selling, general and administrative expenses increased by 26.6% to $77.8 million for the three months ended September 30, 1997 from $61.5 million for the same period in 1996 and increased as a percentage of net sales to 14.9% from 14.1%. The principal reason for the percentage increase was an increase in payroll costs due to headcount increases in the domestic telemarketing and administration areas of the Company ($5.6 million). These increases were offset partially by lower net advertising costs which declined from 2.2% of sales to 1.7% of sales.

Operating income before interest, litigation provision, income taxes and extraordinary charges for the three months ended September 30, 1997 was $8.6 million as compared to $17.2 million for the same period in 1996. International operations for the three months ended September 30, 1997 operated at a loss of $3.0 million ($3.6 million loss after interest expense) compared to income of $0.1 million in 1996, resulting primarily from losses in Germany, France and Finland.

Net interest income increased to $1.4 million for the three months ended September 30, 1997 from $0.8 million for the same period in 1996. The increase was due primarily to the higher level of cash and cash equivalents in the third quarter of 1997 available for investment and the lower level of debt due to the early extinguishment of Inmac's debt.

The effective income tax rate was a benefit of 33.2% of pretax income in the three months ended September 30, 1997 versus 40.5% of a provision of pretax income for the same period in 1996. This change was primarily the result of providing a benefit on the litigation settlements at US statutory rates and not providing a tax benefit on certain foreign losses.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net sales increased by $162.5 million or 11.7% to $1,552.0 million in the nine months ended September 30, 1997 from $1,389.5 million in the nine months ended September 30, 1996. This increase in net sales was primarily attributable to continued growth in the Wintel business which increased by approximately 30%, including USA Flex net sales of $53.5 million. The worldwide Mac business declined approximately 6%. The Mac business represented approximately 42% of total worldwide sales, down from approximately 50% in the same period last year. Worldwide average order size increased 7.1% to $498 and worldwide catalog circulation increased 8.6% to 93.0 million. Domestic sales increased 17.2% to $1,087.7 million and international sales increased 0.6% to $464.3 million. In addition, translation of international sales at 1997 exchange rates reduced sales in dollars by approximately 5.3% as compared to last year.

Gross margin for the nine months ended September 30, 1997 decreased as a percentage of net sales to 16.6% in 1997 from 18.9% for the same period in 1996. The decline in gross margin was due to a continuing shift in mix towards lower margin Wintel products, a decline in the Mac and DataComm margins in the US, and lower margins in all categories in Europe, particularly the legacy Inmac business in Europe.

Selling, general and administrative expenses increased by 10.7% to $225.0 million for the nine months ended September 30, 1997 from $203.3 million for the same period in 1996 and decreased as a percentage of net sales to 14.5% from 14.6%. The principal reason for the percentage decline in 1997 was due to lower net advertising costs which declined from 2.3% of sales to 1.4% of sales, resulting from increased co-op income and lower catalog costs ($10.5 million). These savings were offset by higher domestic payroll costs due to headcount increase in the telemarketing and administration areas ($10.9 million), legal and insurance costs ($2.4 million), stock option compensation expense
($1.3 million) and bad debt expenses ($0.8 million), as well as certain fixed asset write-offs ($0.5 million) and transition costs for the integration of the Company's operation in Australia ($0.8 million). The stock option compensation expense relates to the January 1997 stock option grants and represents the difference between the option grant price on January 23,1997 and the price of the Company's stock on June 10, 1997, the date of Stockholder approval of the expanded Plan. This aggregate difference of $8.4 million is being amortized over the five year vesting period of the options granted.

Operating income before interest, litigation provision, income taxes and extraordinary charges for the nine months ended September 30, 1997 was $32.8 million as compared to $25.6 million for the same period in 1996. Operating income in 1996 included a $6.0 million write-off of goodwill and restructuring and merger costs relating to the acquisition of Inmac of $21.2 million and $6.1 million, respectively. Operating income for international operations for the nine months ended September 30, 1997 was a loss of $3.7 million compared to a profit of $8.3 million in 1996, resulting primarily from losses in Germany, Australia and Finland as well as declining profitability in France.

Net interest income increased to $4.0 million for the nine months ended September 30, 1997 from $1.2 million for the same period in 1996. The increase was due primarily to the higher level of cash and cash equivalents in 1997 available for investment and the lower level of debt due to the early extinguishment of Inmac's debt.

The effective income tax rate was 47.1% of before tax income in the nine months ended September 30, 1997 versus 58.8% for the same period in 1996. Excluding the pretax charge of $20.7 million for the litigation settlement the effective income tax rate for the nine months ended September 30, 1997 was 43.0% of before tax income. The 1997 effective income tax rate does not provide any income tax benefit to the foreign losses. The 1996 effective income tax rate includes non-deductible merger costs and goodwill write-offs.

Liquidity and Capital Resources

As of September 30, 1997, the Company had cash and short-term investments totaling $85.9 million compared to $52.3 million at December 31, 1996. This increase was primarily due to a reduction in inventories and an increase in accounts payable offset by business acquisitions and line of credit repayments. Inventories decreased to $157.3 million at September 30, 1997 from $201.1 million at December 31, 1996. Accounts receivable decreased to $202.1 million at September 30, 1997 from $203.7 million at December 31, 1996. In 1997 the Company completed its system integration of its domestic inventory, accounts receivables, customer database and product listings. The integration of these systems as well as better monitoring of inventory levels improved inventory turnover from approximately 10 times in the first quarter of 1997 to approximately 12 times in the third quarter of 1997. The current ratio was 2.1 to 1 at September 30, 1997 compared to 2.2 to 1 at December 31, 1996 and working capital was $254.3 million compared to $271.5 million for the same periods, respectively. Overall, operations generated cash of $89.0 million for the nine months ended September 30, 1997.

Capital expenditures for the nine months ended September 30, 1997 were $11.7 million, primarily for computer systems and distribution equipment both in the United States and internationally. Although the Company's primary capital need will be to fund its working capital requirements for expected sales growth and funding of litigation settlement payments, the Company expects that future growth will also require continued expansion of its computer systems and distribution capacity.

The Company has a multi-currency borrowing facility of $75 million. The purpose of this facility is to provide working capital financing for the Company and its foreign subsidiaries. The Company had no borrowings under this facility as of September 30, 1997. Additionally, at September 30, 1997, the Company had unused lines of credit in the United Kingdom and France, which provided for unsecured borrowings up to 1.8 million British pounds and 45 million French francs, respectively, for working capital purposes.

The Company is utilizing forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans to its foreign subsidiaries. At September 30, 1997 the Company had outstanding forward exchange contracts of $50.0 million which mature in 38 days or less. The single largest currency represented is the British pound followed by the German deutsche mark and Dutch guilder.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its cash needs for at least the next 12 months including settlement of the class and derivative litigations but without consideration of uncertainties surrounding other litigation pending against the Company.

Outlook

The Company experienced disappointing financial results in its USA Flex and international businesses as discussed above. USA Flex experienced operating losses of $1.0 million and $4.3 million for the three and nine months ended September 30, 1997, respectively. The Company's international operations experienced operating losses of $3.0 million and $3.7 million for the three and nine months ended September 30, 1997, respectively. The Company is in the process of reviewing these operations to determine appropriate courses of action.

Apple Computer, Inc. ("Apple") continues to experience difficulties and has significantly downsized its operations. It continues to search for a new CEO to replace Steve Jobs who is currently acting as interim CEO. It has effectively terminated its licensing program for Macintosh "clones", announced its intention to reduce the number of wholesale distributors of its own Macintosh computers and announced more restrictive price protection and other terms for 1998. It has also announced its intention to offer its products direct to end user customers via an internet site. All these matters and the ongoing uncertainties concerning Apple may adversely affect the Company's worldwide Macintosh related sales.

Statement under the Private Securities Litigation Reform Act

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include : uncertainties surrounding the electronic software reselling business attributable to technological and commercial issues; uncertainties attributable to internet commerce generally; uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple products; competition from other catalog, retail store, on-line and other resellers of computer products; issues surrounding the Company's European business and the ultimate outcome of the not yet settled litigation proceedings and SEC formal investigation brought in connection with the Company's reported accounting errors. These and other factors are described generally in the MD&A section of the Company's 1996 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality", and "Outlook." Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      The information required by this item appears on page 1 of the Company's 1996 Annual Report to Stockholders under the caption "Restatement of Financial Statements" and in Note 17 to Notes to Consolidated Financial Statement on page 36 of the Company's 1996 Annual Report to Stockholders, all of which information is incorporated herein by reference. For an update to this information, see Note 4 to Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      Exhibit 11 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

      (b)   Reports on Form 8-K

      1. The Company filed a Form 8-K pursuant to Item 5 therein on September 4, 1997 to report that it had reached a tentative settlement of the consolidated securities class action lawsuit pending in the U.S. District Court for the District of Connecticut.

      2. The Company filed a Form 8-K pursuant to Item 5 therein on October 27, 1997 to report that Linwood A. Lacy, Jr. had resigned as President and Chief Executive Officer and that Peter Godfrey, Chairman of the Board of Directors of the Company, had been appointed to those positions.

                              MICRO WAREHOUSE, INC.

                                    FORM 10-Q

                               September 30, 1997
                      -------------------------------------


                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MICRO WAREHOUSE, INC.

                                       The Registrant

Date:  November 14, 1997
                                       By /s/ Wayne P. Garten
                                          --------------------------------------
                                          WAYNE P. GARTEN
                                          Senior Vice President and
                                          Chief Financial Officer

                                          (Duly Authorized Officer of the
                                          Registrant and Principal Financial
                                          Officer)