Form 10-K405
period 1997-12-31
MICRO WAREHOUSE INC
filed 1998-03-31
CIK 892872

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997
                         COMMISSION FILE NUMBER: 0-20730

                                   -----------

                              MICRO WAREHOUSE, INC.

             (Exact name of registrant as specified in its charter)

                                   -----------

           Delaware                                     06-1192793
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

               535 Connecticut Avenue, Norwalk, Connecticut 06854
                    (Address of Principal Executive Offices)

                                   -----------

                                 (203) 899-4000
               Registrant's Telephone Number, including Area Code

                                   -----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                                   -----------
================================================================================

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject of such filing requirements for the past 90 days. Yes |x| No |_|

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |x|

         The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq Stock Market on March 26, 1998 was approximately $359,667,669. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Common Stock outstanding as of March 26, 1998:  34,611,532

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1998.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I
Item 1. Business........................................................    3
Item 2. Properties......................................................    7
Item 3. Legal Matters...................................................    8
Item 4. Submission of Matters to a Vote of Security Holders.............    8

                                    PART II
Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................    9
Item 6. Selected Financial Data.........................................    9
Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   10
Item 8. Financial Statements and Supplementary Data.....................   14
Item 9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   14

                                    PART III
Item 10.Directors and Executive Officers of the Registrant..............   14
Item 11.Executive Compensation..........................................   14
Item 12.Security Ownership of Certain Beneficial Owners and Management..   14
Item 13.Certain Relationships and Related Transactions..................   14

                                     PART IV
Item 14.Exhibits, Financial Statement Schedules and Reports
          on Form 8-K...................................................   15
        Signatures......................................................   16

                                     PART I

ITEM 1. BUSINESS

      Micro Warehouse, Inc. (the "Company" or "Micro Warehouse") is a specialty catalog retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. The Company markets its products through frequent mailings of its distinctive, colorful catalogs, Internet catalog and auction web sites and telemarketing account managers who focus on corporate, education and government accounts. The Company offers brand name hardware and software from leading vendors such as Adobe, Apple, 3Com, Compaq, Hewlett Packard, IBM, Iomega, Microsoft, Motorola, and Toshiba.

      Through its four core catalogs, MicroWarehouse, MacWarehouse, Data Comm Warehouse and Inmac, various specialty catalogs and its Internet sites, the Company offers a broad assortment of more than 30,000 computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog title focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products. During the year ended December 31, 1997 the Company distributed approximately 124 million catalogs worldwide and as of December 31, 1997 the Company had approximately 2.2 million customers who had purchased products within the last 12 months.

      International operations represented 30% of the Company's sales in 1997. In 1991 the Company established full-service, direct marketing operations in the United Kingdom. In late 1992 the Company began operations in France and Germany and in 1993 and 1994 acquired companies or initiated operations in Sweden, Denmark, Norway, the Netherlands, Belgium, Finland and France. In this same timeframe, the Company also expanded into the non-European markets of Japan, Canada and Mexico. In 1995 the Company acquired businesses in the United Kingdom, Germany, Australia and Switzerland. In 1996 the Company acquired Santa Clara, California-based Inmac Corp. ("Inmac"). Inmac was a leading international direct-response marketer of a wide range of personal computer and networking products with operations in the United States, Canada, France, Germany, the Netherlands, Sweden and the United Kingdom. In 1996 the Company discontinued its Macintosh-only operations in Belgium and Switzerland. The Company currently publishes catalogs in seven countries outside the United States and distributed approximately 25 million catalogs internationally in the year ended December 31, 1997. See note 12 to notes to consolidated financial statements for information regarding the Company's operations in different geographic areas.

      In November 1996 the Company completed the acquisition of the business of USA Flex, a Bloomingdale, Illinois direct marketer of IBM PC-compatible ("Wintel") personal computer products. USA Flex had been successful in acquiring customers and building its business from advertisements placed in domestic computer publications, particularly Computer Shopper. In July 1997 the Company acquired Online Interactive Inc. ("OLI"), a Seattle, Washington-based electronic software reselling business. OLI offered customers the ability to purchase and download software via the Internet.

      In December 1997 the Company announced a major restructuring of its operations. The restructuring objectives were to simplify the Company's business worldwide, reduce the Company's cost structure, eliminate certain unprofitable businesses and concentrate efforts on the productivity of the salesforce and the continued growth of the Wintel business. In connection with this restructuring the Company discontinued its Macintosh-dependent operations in Australia and Japan and completed the sale of three small Macintosh-dependent operations in Denmark, Norway and Finland. In the United States the Company consolidated its underperforming businesses, USA Flex and OLI, into the Company's existing New Jersey and Connecticut facilities. In addition, the Company reorganized its domestic salesforce. These measures involved eliminating approximately 600 positions or 14% of the workforce.

      The Company maintains a full-service distribution center in Wilmington, Ohio, totaling approximately 353,000 square feet and telemarketing centers in Lakewood and Gibbsboro, New Jersey, and South Norwalk, Connecticut. The Company operates 24 hours a day, seven days a week in the United States. The Company also operates telemarketing and distribution facilities in the United Kingdom, France, Germany, Sweden, the Netherlands, Canada and Mexico. The Company's international operations generally use the same distribution and processing computer systems and are able to exchange data with United States operations.

         The Company began operations in 1987 as a Connecticut corporation and was reincorporated in Delaware on October 2, 1992.

Catalog Publication

         The Company currently publishes four main catalogs in the United
States: MacWarehouse for the Macintosh market, MicroWarehouse and Inmac for the Wintel market, and Data Comm Warehouse for the data communications and networking market. In 1997 the Company published 14 editions of MacWarehouse, 12 editions each of MicroWarehouse and Data Comm Warehouse and 6 editions of the Inmac catalog. Additional specialty catalogs are produced at various intervals. Domestically, active customers (customers who have placed orders within the past 12 months) receive a catalog at least monthly and all customers receive a catalog with every order shipped. The Company also mails targeted versions of its catalogs to its corporate, education and government customers. Internationally, catalogs are published under a variety of titles including MicroWarehouse, MacWarehouse, Inmac, and Lan Warehouse at various frequencies. The numbers of catalogs distributed during the last three years were 124 million in 1997, 121 million in 1996, and 103 million in 1995.

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

Marketing and Sales

         Micro Warehouse services commercial and consumer customers but the focus of the business has moved towards the commercial segment. As of December 31, 1997 commercial customers represented approximately 37% of the total domestic customer base and accounted for approximately 73% of total domestic sales. The Company's various marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. The Company continuously attracts new customers by selectively mailing catalogs to prospective customers as well as through advertising in major computer magazines and on the Internet. The Company obtains the names of prospective customers through the use of selected mailing lists from various sources, including manufacturers, suppliers, software publishers and computer magazine publishers. Worldwide active customers in 1997 were 2.2 million, and were 2.3 million and
2.1 million in 1996 and 1995, respectively.

         Salesforce Restructuring. In early 1998 the Company reorganized its domestic salesforce by forming four separate business units to attempt to streamline and improve the productivity of sales operations. As a result, approximately 230 positions were eliminated. Revised compensation, commission and training programs were also introduced. The Company believes that as the focus of sales shifts toward the commercial segment, its future success depends, in part, on its ability to improve the skills, effectiveness and productivity of its sales force.

         Strategic Business Unit. The Strategic Business Unit is responsible for sales to the Company's key and major commercial accounts and the Company's education and government accounts. This unit combines account management and catalog mailing to penetrate these accounts. Through frequent contact the Company's sales staff seeks to build long-term relationships with these customers.

         General Business Unit. The General Business Unit services orders from all other customers. This unit assists customers in purchasing decisions, processes product orders and responds to customer inquiries on order status, product pricing and availability. Through the Company's integrated computer and telephone systems, a sales representative can quickly access a customer's record which details past purchases as well as billing information. To provide more targeted service, the General Business Unit has separate inbound sales groups for different product platforms and commercial customers.

         Customer Service/Technical Support Business Unit. The Company believes that its ability to provide prompt and efficient customer service has been critical to its success. The Company's dedicated customer service representatives are trained to respond to frequently asked questions such as the status of an order or the Company's return policy. The Company also has a technical support staff to assist customers with the selection, installation and operation of their products. The Company offers a toll-free number for customer service and technical support from 8:00 a.m. to midnight, eastern time, Monday through Friday and from 10:00 a.m. to 6:00 p.m. on Saturday and Sunday.

         Sales Operations Business Unit. The Sales Operations Business Unit provides administrative and sales support to the other sales business units. These services include general administration, on-line correspondence, training and providing sales statistics.

         Customer Return Policy. The Company provides a 30-day guarantee against defects with respect to most of its products. The Company works closely with customers and vendors to assure that all vendor warranties and return privileges are fully honored. For the year ended December 31, 1997 the Company had a return rate of approximately 7% of gross sales. Returns are received and processed as a segregated activity to maintain control over the returned product, to initiate the refund process and to obtain appropriate credit from suppliers. Return experience is closely monitored at the stock-keeping-unit ("SKU") level to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

         Micro Warehouse on the Internet. In July 1995 the Company launched its Internet catalog on the worldwide web (http://www.warehouse.com). Product descriptions and prices of more than 23,000 products are provided on-line with full information and on screen images available for 2,500 items. Selected corporate clients can gain access to their own exclusive on-line catalog, complete with unique product selections and customized pricing. Some of the Company's overseas subsidiaries also have their own web sites. In November 1997 the Company opened its live Internet auction site WebAuction.com (http://www.webauction.com). The site offers a selection of personal computers and home electronic products including first-run merchandise, refurbished and end-of-life items. Auctions are conducted 24 hours a day, 7 days a week.

         Seasonality. Customer response rates are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates. The slower quarters are impacted by the summer months, particularly in Europe.

Products and Merchandising

         The Company offers over 30,000 microcomputer hardware, software and peripheral products. For the year ended December 31, 1997 sales of Wintel computers and related products represented approximately 59% of the Company's net sales, while sales for Macintosh computers and related products represented approximately 41% of net sales. The Company's product evaluation teams for the various product categories constantly monitor the market for new products from new and existing vendors. As product areas decline in importance, the amount of catalog exposure is reduced in favor of "hotter" new products and the inventory levels and numbers of SKU's are adjusted. For the year ended December 31, 1997 no single product accounted for more than 2% of the Company's net sales.

         Hardware. The Company offers a large selection of hardware items. This category includes personal computers, servers, printers, modems, monitors, data storage devices, add-on circuit boards, connectivity products and certain business machines. Brands sold in this category include American Power Conversion, Apple, 3Com, Compaq, Epson, Hewlett Packard, IBM, Iomega, Texas Instruments and Toshiba. Hardware sales constituted approximately 75% of the Company's domestic net sales in 1997.

         Software. The Company sells a wide variety of computer software packages in the business and personal productivity, connectivity, utility, language, education and entertainment categories. The Company offers products from the larger, well known vendors as well as numerous specialty products from new and emerging vendors. Brands offered by the Company include Adobe, Claris, Connectix, Corel, Intuit, Macromedia, Microsoft, Novell, Quark, and Symantec. Software sales constituted approximately 18% of the Company's domestic net sales in 1997.

         Supplies and Accessories. The Company currently sells various supplies such as media, toner cartridges, desk and computer accessories and computer furniture through its catalogs. Sales of these products constituted approximately 7% of the Company's domestic net sales in 1997.

         Private Label Brands. Under its private label brands, Power User, USA Flex and NuData, the Company sells products such as microcomputers, hard drives, server switches, memory chips, CD-Roms, cables, and accessories. Sales of these products constituted approximately 8% of the Company's domestic net sales in 1997.

Purchasing

         Domestically, the Company purchases products from approximately 1,500 vendors and purchases approximately 65% of its products directly from manufacturers with the balance from distributors. The Company's largest domestic vendors include Adobe, Apple, 3Com, Compaq, Hewlett Packard, IBM, Iomega, Microsoft and Toshiba. In 1997 the leading 100 products sold by the Company accounted for approximately 23% of its net sales. Purchases of products from Apple, the Company's largest vendor, constituted approximately 11% of the Company's product purchases.

         The Company believes that its volume purchases enable it to obtain favorable product pricing. Many of the Company's suppliers make funds available to the Company in the form of advertising allowances and incentives to promote and increase sales of their products. Generally, the Company has been able to return unsold or obsolete inventory to its vendors through written agreements with, or unwritten policies of, such vendors. In addition, the Company typically receives price protection should a vendor subsequently lower its price. Recently, however, certain domestic vendors have been limiting the amount of price protection and the quantity of returns. In addition, international vendors' price protection and return privileges are more limited. There can be no assurance that the Company will continue to receive any price protection or return privileges in the future (see "Outlook" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Distribution Centers

         All of the Company's United States distribution operations are conducted at the Wilmington, Ohio warehouse/distribution center, which consists of approximately 353,000 square feet located in four facilities adjacent to the main distribution facility of Airborne Express. Domestic orders accepted by midnight, eastern time, are generally shipped for delivery the following day via Airborne Express for a charge based on weight. Upon request, orders may also be shipped by alternate means. The Company also operates distribution facilities in the United Kingdom, France, Germany, Sweden, the Netherlands, Canada, and Mexico.

         Domestic orders are placed at the Company's Lakewood and Gibbsboro, New Jersey and South Norwalk, Connecticut facilities. Some of these facilities also include telemarketing, customer service, training, management information systems, accounting and administration functions. When an order is entered into the Company's computer system, a credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse in Wilmington, Ohio and a packing slip is printed for order fulfillment. Inventory shrinkage has been minimal.

Management Information Systems

         The Company has committed significant resources to the development of an integrated computer system which is used to manage all aspects of its business. The main computer system is principally comprised of Hewlett Packard hardware and licensed and internally-developed software. This system supports telemarketing, marketing, purchasing, accounting, order entry, financial reporting, customer service, warehousing and distribution. The system allows the Company, among other things, to monitor sales trends, make informed purchasing decisions, provide product availability and order status information. In addition to the main system, the Company has a system of networked personal computers which provide numerous additional management control, planning, and exception reporting which facilitates data sharing and provides an automated office environment. During 1997, the Company made installations and upgrades to its computer systems in both its domestic and international operations, at an approximate cost of $9.1 million. The Company's international operations generally use the same system and are able to exchange data with the Company's United States operations. Routine capacity enhancements are made periodically. For a description of certain management information system issues facing the Company related to the Year 2000, see "Year 2000 Compliant Information Systems" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Employees

         As of December 31, 1997, the Company employed 4,133 persons, of whom 469 were in management, support services and administration; 1,895 in sales, technical support and customer service; 601 in warehouse/distribution and 1,168 employed at international locations. The Company's domestic employees are not represented by a labor union and it has experienced no work stoppages. The Company believes that its employee relations are good.

Sales Tax

         The Company presently collects sales tax on sales of products to residents in the states of New Jersey, Connecticut, Ohio, Illinois and Washington. Various states have tried to impose on direct marketers the burden of collecting sales taxes on the sale of products shipped to state residents. The United States Supreme Court affirmed its position that it is unlawful for a state to impose sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. It is possible that legislation may be passed to overturn the United States Supreme Court's decision or the Court may change its position. Additionally, it is currently uncertain as to whether electronic commerce, which will likely include the Company's Internet and auction web sites' sales activities, will be subject to state sales tax. The imposition of new sales tax collection obligations on the Company in states to which it ships products would result in additional administrative expenses to the Company and could result in price increases to the customer.

Trademarks

         The Company conducts its business under the trademarks and service marks "MacWAREHOUSE," "MacSHOPPER," "MicroWAREHOUSE," "Upgrade Warehouse," "Windows Warehouse," "Power User," "Data CommWAREHOUSE," "CD-Rom WAREHOUSE," "Micro SystemsWAREHOUSE," "Mac Systems WAREHOUSE," "Home ComputerWAREHOUSE," "LanWAREHOUSE," "WAREHOUSE-On-Line," "Academic WAREHOUSE," "Developer's WAREHOUSE," "The Mac Superstore," "NU DATA," "Workstation EXPRESS," "PC Select," "USA Flex," "Inmac," "MacSelect," "The Inmac Advantage," "Good Impressions," "Black Pearl," "Datamaster," "Auction Warehouse," "Desktop Publishers Warehouse," "Download Warehouse," "Toolkit Warehouse," "Webauction," "Wireless Warehouse," "Replacement Warehouse", "AtOnce," and "Online Interactive." The Company also maintains and conducts business under numerous domain names on the Internet. The Company intends to use and protect these or related marks and domain names, as necessary and appropriate, in the United States and in various foreign countries. The Company believes its trademarks, service marks and domain names have significant value and are an important factor in the marketing of its products. The Company's trademarks, servicemarks and domain names have an indefinite term as long as they are used in connection with the Company's business activities. The Company intends to take steps to maintain use of its marks and domain names as appropriate and to renew registrations as necessary.

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

ITEM 2. PROPERTIES

         The Company's principal facilities, all of which are leased, are as follows:

                                                                                                       Approx.         Expiration of
                         Facility                                           Location                   Sq. Ft.             Leases
                         --------                                           --------                   -------             ------
Telemarketing, technical support, management information
   systems and customer service center...................   Lakewood, NJ                               52,109                1999
Telemarketing, technical support, management information
   systems and customer service center...................   Lakewood, NJ                               41,514                2000
Manufacturing, sales and distribution....................   Lakewood, NJ                               30,360                2001
Telemarketing, technical support, management information
   systems and customer service center...................   Gibbsboro, NJ                              82,000                2002
Warehouse and distribution center........................   Wilmington, OH                            102,400                1998
Warehouse and distribution center........................   Wilmington, OH                            102,400                1999
Warehouse and distribution center........................   Wilmington, OH                             32,000                1998
Warehouse and distribution center........................   Wilmington, OH                             70,400                2001
Warehouse and distribution center........................   Wilmington, OH                             44,800                1999
Headquarters and Administrative offices..................   Norwalk, CT                                83,000                2001
Corporate Sales..........................................   South Norwalk, CT                          26,500                1998
European Coordination Center and offices.................   Bracknell, England                         11,000                2011
Offices and distribution center..........................   Watford, London, England                   37,500                2004

Warehouse and distribution center........................   Runcorn, England                           69,000                2015
Offices..................................................   Kingsbury, Wembly, England                 10,550                1998
Offices..................................................   Suresnes, France                           10,000                1998
Offices and warehouse....................................   Mitry-Mory, France                         63,900                1999
Offices and distribution center..........................   Florsheim, Germany                         77,800                1998
Distribution center......................................   Neu-Isenburg, Germany                       7,200                2000
Offices and distribution center..........................   Amsterdam, Netherlands                     10,000                1999
Offices and distribution center..........................   Stockholm, Sweden                          11,475                1998
Offices..................................................   Stockholm, Sweden                          12,000                2000
Offices and distribution center..........................   Mexico City, Mexico                         4,600                1998
Retail and offices.......................................   Toronto, Ontario, Canada                    5,000                2001
Warehouse................................................   Toronto, Ontario, Canada                    2,500                1998
Offices and warehouse....................................   Mississauga, Ontario, Canada               56,000                2004
Retail, offices and warehouse............................   North York, Ontario, Canada                 3,500                1999

         The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL MATTERS

      A pre-tax charge of $20.7 million was recorded in the third quarter of 1997 for the proposed settlements of the consolidated class action and derivative lawsuit that arose out of the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering years 1992 through 1995. The charge of $20.7 million was comprised of $31.6 million for the settlements of the consolidated class action and derivative lawsuit including estimated legal fees, offset by insurance proceeds of $10.9 million. The settlements are contingent upon final approval by the United States District Court following hearing upon notice to class participants and, as appropriate, other shareholders.

     The settlement of these matters excludes a separate action relating to the restatement of prior year financial statements brought in the United States District Court in Connecticut against the Company and certain of its present and former officers and directors by the State Board of Administration of Florida covering its purchase of fewer than 60,000 shares. The settlement also excludes the lawsuit brought by holders of approximately 1.3 million shares of the Company's stock against the Company and certain of its officers, former officers and directors in Santa Clara County, California, arising out of the stock merger between the Company and Inmac Corp. on January 25, 1996. The Company has made no provision for the outcome or financial impact of these litigations in the consolidated financial statements.

     In addition, the staff of the Securities and Exchange Commission ("SEC") is conducting a formal investigation into the events underlying the restatement of prior years financial statements. The Company is cooperating with the SEC in its investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol MWHS. As of December 31, 1997, the Common Stock was held by approximately 268 holders of record. The table below sets forth the reported quarterly high and low sales prices for the Common Stock on the Nasdaq Stock Market for Fiscal Year 1997 and 1996.

------------------------------------------------------------------------------------------------------------
Fiscal 1997                                                                 High                        Low
------------------------------------------------------------------------------------------------------------
                            First Quarter                                 $16.50                     $ 9.75
------------------------------------------------------------------------------------------------------------
                            Second Quarter                                 18.63                      12.88
------------------------------------------------------------------------------------------------------------
                            Third Quarter                                  30.00                      13.00
------------------------------------------------------------------------------------------------------------
                            Fourth Quarter                                 24.75                       9.88
------------------------------------------------------------------------------------------------------------
Fiscal 1996
------------------------------------------------------------------------------------------------------------
                            First Quarter                                 $51.75                     $31.25
------------------------------------------------------------------------------------------------------------
                            Second Quarter                                 45.25                      18.38
------------------------------------------------------------------------------------------------------------
                            Third Quarter                                  32.75                      14.00
------------------------------------------------------------------------------------------------------------
                            Fourth Quarter                                 27.25                      10.75
------------------------------------------------------------------------------------------------------------

         The Company has never declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended December 31,
(In thousands, except per share and operating data)              1997          1996           1995          1994          1993
-------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $2,125,698    $1,916,244     $1,684,627    $1,130,796      $789,971
Gross profit                                                  351,976       342,446        323,991       246,678       210,818
Restructuring, merger costs  and goodwill write-off            67,828        32,161             --            --        16,546
Litigation settlements                                         20,700            --             --            --            --
Income (loss) from operations  before interest,  income
   taxes and extraordinary charge                            (42,455)        33,093         57,715        41,063        10,858
Income  (loss)  before  income taxes and  extraordinary
   charge                                                    (37,816)        36,601         57,903        40,877        10,255
Extraordinary charge, net of taxes                                 --         1,584             --            --            --
===============================================================================================================================
Net income (loss)                                           ($36,681)       $15,298        $35,244       $24,556        $4,519
===============================================================================================================================
Basic net income (loss) per share (A)                         ($1.06)         $0.45          $1.07         $0.82         $0.17
Diluted net income (loss) per share (A)                       ($1.06)         $0.44          $1.05         $0.80         $0.17
Shares used in per share calculation -
   Basic (A)                                                   34,475        34,310         32,940        29,847        26,010
   Diluted (A)                                                 34,475        34,793         33,605        30,560        26,423
===============================================================================================================================
Operating Data:
-------------------------------------------------------------------------------------------------------------------------------
Gross profit percentage                                         16.6%         17.9%          19.2%         21.8%         26.7%
Operating profit (loss) percentage                             (2.0%)          1.7%           3.4%          3.6%          1.4%
Current ratio                                                   2.0:1         2.2:1          2.8:1         2.5:1         1.8:1

Balance Sheet Data (at December 31):
-------------------------------------------------------------------------------------------------------------------------------
Working capital                                              $262,527      $271,530       $298,843      $210,278      $101,804
Total assets                                                  619,344       607,842        554,546       411,876       261,314
Long - term obligations                                            78           376         20,458         1,497           940
Short-term debt obligations                                    12,984        40,803         18,888        25,461        28,804
Stockholders' equity                                          348,789       384,168        364,669       270,862       128,673
===============================================================================================================================

(A) Amounts reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

      Micro Warehouse, Inc. (the "Company" or "Micro Warehouse") is a specialty catalog retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. The Company markets its products through frequent mailings of its distinctive, colorful catalogs, Internet catalog and auction web sites and telemarketing account managers who focus on corporate, education and government accounts. The Company offers brand name hardware and software from leading vendors such as Adobe, Apple, 3Com, Compaq, Hewlett Packard, IBM, Iomega, Microsoft, Motorola, and Toshiba.

      Through its four core catalogs, MicroWarehouse, MacWarehouse, Data Comm Warehouse and Inmac, various specialty catalogs and its Internet sites, the Company offers a broad assortment of more than 30,000 computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog title focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products. During the year ended December 31, 1997, the Company distributed approximately 124 million catalogs worldwide and as of December 31, 1997 the Company had approximately 2.2 million customers who had purchased products within the last 12 months.

      International operations represented 30% of the Company's sales in 1997. In 1991, the Company established full-service, direct marketing operations in the United Kingdom. In late 1992, the Company began operations in France and Germany and in 1993 and 1994 acquired companies or initiated operations in Sweden, Denmark, Norway, the Netherlands, Belgium, Finland and France. In this same timeframe, the Company also expanded into the non-European markets of Japan, Canada and Mexico. In 1995 the Company acquired businesses in the United Kingdom, Germany, Australia and Switzerland. In 1996 the Company acquired Santa Clara, California-based Inmac Corp. ("Inmac"). Inmac was a leading international direct-response marketer of a wide range of personal computer and networking products with operations in the United States, Canada, France, Germany, the Netherlands, Sweden and the United Kingdom. In 1996 the Company discontinued its Macintosh-only operations in Belgium and Switzerland. The Company currently publishes catalogs in seven countries outside the United States and distributed approximately 25 million catalogs internationally in the year ended December 31, 1997. See note 12 to notes to consolidated financial statements for information regarding the Company's operations in different geographic areas.

      In November 1996 the Company completed the acquisition of the business of USA Flex, a Bloomingdale, Illinois direct marketer of IBM PC-compatible ("Wintel") personal computer products. USA Flex had been successful in acquiring customers and building its business from advertisements placed in domestic computer publications, particularly Computer Shopper. In July 1997 the Company acquired Online Interactive Inc. ("OLI"), a Seattle, Washington-based electronic software reselling business. OLI offered customers the ability to purchase and download software via the Internet.

     In December 1997 the Company announced a major restructuring of its operations. The restructuring objectives were to simplify the Company's business worldwide, reduce the Company's cost structure, eliminate certain unprofitable businesses and concentrate efforts on the productivity of the salesforce and the continued growth of the Wintel business. In connection with this restructuring the Company discontinued its Macintosh-dependent operations in Australia and Japan and completed the sale of three small Macintosh-dependent operations in Denmark, Norway and Finland. In the United States the Company consolidated its underperforming businesses, USA Flex and OLI, into the Company's existing New Jersey and Connecticut facilities. In addition, the Company reorganized its domestic salesforce. These measures involved eliminating approximately 600 positions or 14% of the workforce.

     The Company maintains a full-service distribution center in Wilmington, Ohio, totaling approximately 353,000 square feet and telemarketing centers in Lakewood and Gibbsboro, New Jersey, and South Norwalk, Connecticut. The Company operates 24 hours a day, seven days a week in the United States. The Company also operates telemarketing and distribution facilities in the United Kingdom, France, Germany, Sweden, the Netherlands, Canada and Mexico. The Company's international operations generally use the same distribution and processing computer systems and are able to exchange data with domestic operations.

Results of Operations

     The table below sets forth certain items expressed as a percent of net sales for each of the years in the three-year period ended December 31, 1997.

Years Ended December 31,                                             1997             1996              1995
-----------------------------------------------------------------------------------------------------------------
Net sales                                                             100.0%           100.0%            100.0%

Cost of sales                                                          83.4             82.1              80.8
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                           16.6             17.9              19.2
Selling, general and administrative expenses                           14.4             14.5              15.8
Restructuring costs, merger costs, and goodwill write-off               3.2              1.7               --
Litigation settlements                                                  1.0              --                --
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations before interest, income
    taxes and extraordinary charge                                     (2.0)             1.7               3.4
Interest income, net                                                     .2               .2               --
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary charge             (1.8%)            1.9%              3.4%
=================================================================================================================

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Net sales increased $209.5 million or 10.9% to $2.126 billion from $1.916 billion in the prior year. Wintel sales increased approximately $268 million or 27.2% compared to 1996, while Macintosh-related sales decreased approximately $59 million or 6.3%. Wintel sales in 1997 increased in both the domestic and international markets while the Macintosh business decreased in both markets compared to 1996. Overall, domestic sales increased 15.7% over 1996 and international sales increased 1.3%. The increase in sales is in part due to the increase in the number of catalogs distributed worldwide which increased 3.0% to
124.1 million catalogs and a 2.4% increase in the number of orders. Additionally, the continued shift in product mix to hardware resulted in an average order size of $503 in 1997, an increase of 8.4% compared to 1996.

      Gross profit increased to $352.0 million in 1997 from $342.4 million in 1996 but decreased as a percentage of net sales to 16.6% in 1997 from 17.9% in 1996. The gross profit percentage declined primarily due to lower margins in Europe resulting from a higher proportion of hardware sales and on a worldwide basis due to a continuing shift in product mix to the Wintel business which typically has lower margins than the Macintosh business. The Company expects continued pressure on gross profit margins in 1998 due to continued industry-wide pricing pressures. Also, some manufacturers and distributors provide the Company with substantial incentives in the form of supplier reimbursements, price protection and rebates. No assurance can be given that the Company will continue to receive such incentives in the future.

     Selling, general and administrative expenses decreased as a percentage of net sales to 14.4% from 14.5% in 1996, primarily reflecting a 0.9% decrease in net advertising costs to 1.3% of net sales from 2.2% of net sales in 1996 partially offset by an increase in headcount in the sales force and most other areas of the Company.

     The 1997 results include pre-tax charges of $67.8 million relating to the write-off of goodwill ($41.9 million) and restructuring costs ($25.9 million). These charges were incurred in connection with the closing of the Company's businesses in Australia and Japan and the sale of its operations in Norway, Denmark and Finland and the write-off of goodwill in its German business. In addition, the Company closed its European headquarters in the United Kingdom reducing certain functions and transferring others to the United Kingdom, other European business units and the United States. In the United States, the Company consolidated its USA Flex business from its facility in Bloomingdale, Illinois and its OLI business from its facility in Seattle, Washington into its New Jersey and Connecticut facilities and reorganized its sales force. These measures involved eliminating approximately 600 positions. All of these actions were completed by early 1998.

     The 1997 results also include a pre-tax charge of $20.7 million relating to the proposed settlements of the consolidated class action and derivative lawsuit that arose out of the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering years 1992 through 1995 (the "Litigation Settlements").

     The Company's loss from operations for 1997 was $42.5 million or 2.0% of net sales compared to income from operations of $33.1 million or 1.7% of net sales in 1996. Excluding the charges related to the restructuring, goodwill write-off and the Litigation Settlements, 1997 income from operations would have been $46.1 million. The 1996 results include pre-tax charges of $32.2 million relating to the write-off of goodwill and restructuring and merger costs relating to the 1996 Inmac merger. Income from operations for 1996 excluding such charges would have been $65.3 million.

     Net interest income totaled $4.6 million in 1997 compared to $3.5 million in 1996. The 1997 and 1996 results included interest income of $1.3 million and $1.4 million, respectively, on anticipated federal and state tax refunds as a result of the restatement of prior year financial statements (see note 14 to notes to consolidated financial statements).

     The effective income tax rate for 1997 was a benefit of 3.0% compared to a provision of 54.9% in 1996 including the extraordinary charge. The 1997 income tax rate was impacted by valuation allowances recorded on the tax benefits of certain restructuring costs and the write-off of goodwill. Excluding these items the effective tax rate was 47.2%, as compared to 40.7% in 1996, excluding certain restructuring and merger costs and goodwill write-offs incurred in 1996. The higher rate is principally due to the absence of a tax benefit on certain foreign losses.

     The Company's net loss for 1997 was $36.7 million compared to net income of $15.3 million in 1996. Excluding the charges related to the restructuring, goodwill write-offs, the Litigation Settlements, merger costs and extraordinary charge, net income for 1997 would have been $28.5 million or $0.83 per share (basic and diluted) as compared to $40.9 million or $1.19 and $1.18 per share (basic and diluted, respectively) in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales increased $231.6 million or 13.7% to $1.916 billion from $1.685 billion in the prior year. Wintel sales increased $187.1 million or 23.4% compared to 1995, while Macintosh-related sales increased $44.5 million or 5.0%. Wintel sales in 1996 increased in both the domestic and international markets while the Macintosh business experienced domestic growth, but decreased in the international market compared to 1995. Overall, domestic sales increased 17.4% over 1995 and international sales increased 6.3%. The increase in sales is in part due to the increase in the number of catalogs distributed worldwide which increased 17.4% to 120.5 million catalogs. Additionally, the continued shift in product mix to hardware resulted in an average order size of $464 in 1996, an increase of 12.2% compared to 1995.

     Gross profit increased to $342.4 million in 1996 from $324.0 million in 1995, but decreased as a percentage of net sales to 17.9% in 1996 from 19.2% in 1995. The gross profit percentage declined primarily due to heightened competitive pressures and change of product mix in the Inmac portion of the Wintel business and increased competitive pressures in the Macintosh business. Additionally, across all businesses there was a continuation of product mix shift towards hardware with typically lower margins.

     Selling, general and administrative expenses decreased as a percentage of net sales to 14.5% from 15.8% in 1995, primarily reflecting the integration of the Inmac business.

     Income from operations for 1996 was $33.1 million or 1.7% of net sales compared to $57.7 million or 3.4% of net sales in 1995. The 1996 results include costs associated with the Inmac restructuring and merger charges of $20.1 million and $6.1 million, respectively, and a write-off of $6.0 million for international Macintosh-related goodwill. Operating income for 1996 excluding these costs would have been $65.3 million or 3.4% of net sales.

     Net interest income totaled $3.5 million in 1996 compared to $0.2 million in 1995. The 1996 results included interest income of $1.4 million on anticipated federal and state tax refunds as a result of the restatement of prior year financial statements.

     Net income for 1996 was $15.3 million compared to $35.2 million in 1995. Excluding the charges related to the restructuring, merger costs and extraordinary charge, net income for 1996 would have been $40.9 million or $1.19 and $1.18 per share (basic and diluted, respectively) compared to $35.2 million or $1.07 and $1.05 per share (basic and diluted, respectively) for 1995.

Liquidity and Capital Resources

     Cash and marketable securities were $78.9 million at December 31, 1997 compared to $52.3 million at December 31, 1996. The increase of $26.6 million was due primarily to improved inventory and accounts payable management.

     Inventory decreased $30.6 million to $170.5 million at year end 1997 from $201.1 million at year end 1996. Accounts receivable increased $13.8 million from a year ago, reflecting the shift to more commercial as opposed to consumer customers. Current liabilities include $16.1 million (net of expected insurance recovery) related to the Litigation Settlements, of which up to $9.0 million, at the Company's option, may be paid in the form of common stock. Overall, working capital decreased $9.0 million from 1996 to 1997.

     Capital expenditures for 1997 and 1996 were $16.5 million and $11.2 million, respectively, primarily for computer equipment and leasehold improvements. The Company anticipates that future growth will require continued investment in its computer systems and distribution facilities. Capital expenditures during 1998 are expected to be approximately $20.0 million.

     At December 31, 1997, the Company had a multi-currency revolving credit facility of $75.0 million which reduces by an aggregate of $20.0 million at the rate of $6.7 million on each of June 30, September 30, and December 31, 1998. This facility expires on June 30, 1999. The facility is used for general corporate and working capital purposes for the Company's domestic and certain of the Company's foreign subsidiaries. Total borrowings at December 31, 1997 under this multi-currency agreement were $12.6 million. Additionally, at December 31, 1997 the Company had unused lines of credit in the United Kingdom and France which provide for unsecured borrowings up to 2.0 million British pounds ($3.3 million at December 31, 1997 exchange rate) and 45 million

French francs ($7.5 million at December 31, 1997 exchange rate), respectively, for working capital purposes.

     The Company is utilizing forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in its foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. The Company's credit exposure is limited to the replacement cost, if any, of the instruments and the Company only enters into such agreements with highly-rated counterparties. The Company matches the term and notional amount of the contracts to the underlying intercompany loans or investments and does not enter into forward exchange contracts for trading or speculative purposes. At December 31, 1997 the Company had outstanding forward exchange contracts of $27.1 million which mature in six months or less. The single largest currency represented was the British pound.

     The Company believes that its existing cash reserves, expected cash flow from operations and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months.

Impact of Inflation and Seasonality

     Customer response rates are subject to variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates. The slower quarters are impacted by the summer months, particularly in Europe. The Company does not believe that inflation has had a material effect on the Company's sales during recent years.

Accounting Pronouncements

     In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company will be required to implement SFAS No. 130 in 1998.

     Also, in June 1997 the FASB issued SFAS No. 131, " Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company will be required to implement SFAS No. 131 in 1998.

Year 2000 Compliant Information Systems

     The Company uses software and related technologies throughout its business that will be affected by the Year 2000 problem common to most businesses concerning the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company is evaluating its software operating systems to improve its operations and achieve Year 2000 compliance. As a result, the Company will modify certain of its software operating systems and is in the process of replacing its financial software systems. The Company is presently in the process of finalizing its estimates with respect to such costs and expects that such costs will not be material to the Company's results of operations. System maintenance and software modification costs will be expensed as incurred while the costs of new software will be capitalized and amortized over the software's expected useful life.

Outlook

     Apple Computer, Inc. ("Apple") experienced considerable management and financial turmoil throughout 1997. By the end of 1997 the Apple "clone" market had essentially disappeared. Apple also announced more restrictive price protection and other terms for 1998. These and other changes in the Macintosh environment will contribute to continued pressure on the Company's gross profit margins in 1998. Apple has begun reducing the level of advertising allowances and incentives available to resellers and has significantly restricted the number of authorized resellers of its products. Apple has also commenced direct competition with the Company and other resellers on the Internet. In addition to the continuing impact of these matters, other ongoing uncertainties concerning Apple may adversely affect the Company's worldwide Macintosh-related sales.

     Some Wintel manufacturers and distributors have historically provided the Company with incentives in the form of supplier reimbursements, price protection payments and rebates. The increasingly competitive Wintel environment between and amongst computer hardware manufacturers has already resulted in reduction and/or elimination of some of these incentive programs. Additionally, the return rights historically offered by manufacturers have become more limited during the second half of 1997 and it is likely that such limitations and reduced incentive payment levels will continue into 1998. Manufacturers are also taking steps to reduce their inventory exposure by supporting "build to order" programs in which distributors and resellers are being authorized and, in some instances, required to directly manufacture computer hardware. This trend is part of an overall effort by manufacturers to reduce their costs and shift the burden of inventory risk to resellers like the Company.

     In December 1997 the Company commenced a major restructuring of its operations. The objectives were to simplify the business worldwide, reduce the cost structure, eliminate certain unprofitable businesses and concentrate efforts on the productivity of the salesforce and the continued growth of the Wintel business. In connection with this restructuring, the Company discontinued its Macintosh-dependent international operations in Australia and Japan and completed the sale of three small Macintosh-dependent operations in Denmark, Norway and Finland. In the United States the Company consolidated its underperforming businesses, USA Flex and OLI, into the Company's existing New Jersey and Connecticut facilities. In addition, the Company reorganized its domestic salesforce. These measures involved eliminating approximately 600 positions or 14% of the workforce. The Company believes that its future success depends, in part, on its ability to improve the skills and productivity of its salesforce, improve the performance of the European businesses and reduce the Company's SG&A expense as a percent of sales.

Information Concerning Forward-Looking Statements

         With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risks and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: uncertainties attributable to Internet commerce generally; uncertainties surrounding the electronic software reselling business attributable to technological and commercial issues; uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple products; competition from other catalog, retail store, on-line and other resellers of computer products; issues surrounding the Company's European businesses; uncertainties surrounding the implementation of programs and activities described in the Company's December 1997 announced restructuring; and the ultimate outcome of the not yet settled litigation proceedings and SEC formal investigation brought in connection with the Company's reported accounting errors. These and other factors are described generally and most specifically in the paragraphs in this section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality", and "Outlook". Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 4, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a)(1) Consolidated Financial Statements:

         The following consolidated financial statements are filed as part of this report:

         Responsibility for Financial Statements and Independent Auditors'
         Report

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity as of and for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         (a)(2) Consolidated Financial Statement Schedule:

         The following Consolidated Financial Statement Schedule of the Company as set forth below is filed with this report:

         Schedule II Valuation and Qualifying Accounts

         Independent Auditors' Report on Consolidated Financial Statement
         Schedule

         Consolidated Financial Statement Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

         (a)(3) Exhibits

         See Exhibit Index for exhibits filed with this report on Form 10-K.

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

            3. The Company filed a Form 8-K pursuant to Item 5 therein on December 12, 1997 to report a restructuring of its operations. Such restructuring included the closing of operations in Australia and Japan, the sale of operations in Norway, Denmark and Finland, the closing of the Company's European headquarters and the consolidation of the Company's USA Flex and Online Interactive businesses to existing Company facilities in New Jersey and Connecticut.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MICRO WAREHOUSE, INC.

                                          By: /s/ Peter Godfrey
                                              ----------------------------------
                                              Peter Godfrey
                                              Chairman, Chief Executive Officer
                                              and President

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Peter Godfrey and Bruce L. Lev, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended December 31, 1997, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the year ended December 31, 1997 has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name                          Title                              Date
----                          -----                              ----


Peter Godfrey                 /s/ Peter Godfrey                  March 30,1998
                              -------------------------------
                              Chairman, Chief Executive
                              Officer and President


Felix Dennis                  /s/ Felix Dennis                   March 30,1998
                              -------------------------------
                              Director


Frederick H. Fruitman         /s/ Frederick H. Fruitman          March 30,1998
                              -------------------------------
                              Director


Joseph M. Walsh               /s/ Joseph M. Walsh                March 30,1998
                              -------------------------------
                              Director


Wayne P. Garten               /s/ Wayne P. Garten                March 30,1998
                              -------------------------------
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial Officer)
                              (Principal Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Responsibility for Financial Statements and Independent Auditors' Report     F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996.                F-3

Consolidated Statements of Operations for the years ended December 31,       F-4
  1997, 1996 and 1995.

Consolidated Statements of Stockholders' Equity as of and for the years
  ended December 31, 1997, 1996 and 1995.                                    F-5

Consolidated Statements of Cash flows for the years ended                    F-6
  December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements                                   F-7

Responsibility for Financial Statements
and Independent Auditors' Report
Micro Warehouse, Inc.

Management Responsibility for Financial Statements

     The financial data in this report, including the audited financial statements, have been prepared by management using the best available information and applying judgment. Accounting principles used in preparing the financial statements are those that are generally accepted in the United States.

     In meeting our responsibility for the integrity of the financial statements we maintain a system of internal controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records provide a reliable basis for the preparation of the financial statements. Management has also established a formal Business Code of Ethics which is distributed throughout the Company. We acknowledge our responsibility to establish and preserve an environment in which all employees properly understand the fundamental importance of high ethical standards in the conduct of our business.

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

     The Audit Committee of the Board of Directors meets with management, internal audit and our independent auditors to review accounting, auditing and financial matters. Our Audit Committee is composed of only outside directors. This committee and the independent auditors have free access to each other with or without management being present.


   Peter Godfrey                                   Wayne P. Garten
   President, Chief Executive Officer and          Executive Vice President and
   Chairman of the Board                           Chief Financial Officer

Independent Auditors' Report
KPMG Peat Marwick LLP

     The Board of Directors and Stockholders of Micro Warehouse, Inc.:

     We have audited the accompanying consolidated balance sheets of Micro Warehouse, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Warehouse, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Stamford, Connecticut
     February 18, 1998

Consolidated Balance Sheets
Micro Warehouse, Inc.

December 31,
(In thousands)                                                                            1997         1996
-----------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                         $  58,051    $  32,234
   Marketable securities at market value                                                20,817       20,022
   Accounts receivable, net of allowance for doubtful accounts ($13,399
     and $10,876 at December 31, 1997 and 1996, respectively)                          217,475      203,687
   Inventories                                                                         170,543      201,119
   Prepaid expenses and other current assets                                            11,763       17,886
   Tax refunds                                                                          23,452       16,433
   Deferred taxes                                                                       30,903        3,447
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                              533,004      494,828
-----------------------------------------------------------------------------------------------------------
   Property, plant and equipment, net                                                   32,416       29,712
   Goodwill, net                                                                        45,744       66,291
   Non-current deferred taxes                                                            5,850       14,443
   Other assets                                                                          2,330        2,568
-----------------------------------------------------------------------------------------------------------
     Total assets                                                                    $ 619,344    $ 607,842
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                   $ 168,886    $ 127,723
  Accrued expenses                                                                      66,563       52,445
  Accrued litigation settlements                                                        16,100           --
  Deferred revenue                                                                       5,944        2,327
  Loans payable, bank                                                                   12,570       40,505
  Equipment obligations                                                                    414          298
-----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                         270,477      223,298
Equipment obligations                                                                       78          376
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 270,555      223,674
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized - 100 shares; none issued                                                   --           --
  Series A Junior Participating Preferred Stock, $.01 par value:
     Authorized - 10 shares; none issued                                                    --           --
  Common stock, $.01 par value:
  Authorized - 100,000 shares; issued and outstanding: 34,639 and 34,359
    shares at December 31, 1997 and 1996, respectively                                     346          343
  Additional paid-in capital                                                           282,865      271,183
  Deferred compensation                                                                 (4,413)          --
  Loan to former officer                                                                    --       (1,400)
  Retained earnings                                                                     80,390      117,071
  Cumulative translation adjustment                                                    (10,403)      (3,047)
  Valuation adjustment for marketable securities                                             4           18
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        348,789      384,168
-----------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                                      $ 619,344    $ 607,842
===========================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
Micro Warehouse, Inc.

Years Ended December 31,
(In thousands, except per share data)                                     1997           1996           1995
------------------------------------------------------------------------------------------------------------
Net sales                                                          $ 2,125,698    $ 1,916,244    $ 1,684,627
Cost of goods sold                                                   1,773,722      1,573,798      1,360,636
------------------------------------------------------------------------------------------------------------
Gross profit                                                           351,976        342,446        323,991
Selling, general and administrative expenses                           305,903        277,192        266,276
Write-off of goodwill                                                   41,907          5,977             --
Restructuring costs                                                     25,921         20,071             --
Merger costs                                                                --          6,113             --
Provision for settlement of class action and derivative
litigation                                                              20,700             --             --
------------------------------------------------------------------------------------------------------------
Income (loss) from operations before interest,income taxes and
  extraordinary charge                                                 (42,455)        33,093         57,715
Interest income                                                          6,408          5,717          4,348
Interest expense                                                        (1,769)        (2,209)        (4,160)
------------------------------------------------------------------------------------------------------------
Interest income, net                                                     4,639          3,508            188
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary charge             (37,816)        36,601         57,903
Income tax provision (benefit)                                          (1,135)        19,719         22,659
------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary charge                              (36,681)        16,882         35,244
Extraordinary charge, net of taxes of $1,078                                --          1,584             --
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  ($   36,681)   $    15,298    $    35,244
============================================================================================================
Basic net income (loss) per share                                  ($     1.06)   $      0.45    $      1.07
Basic net income (loss) per share before extraordinary charge      ($     1.06)   $      0.49    $      1.07
Diluted net income (loss) per share                                ($     1.06)   $      0.44    $      1.05
Diluted net income (loss) per share before extraordinary charge    ($     1.06)   $      0.49    $      1.05
------------------------------------------------------------------------------------------------------------
Shares used in per share calculation -
   Basic                                                                34,475         34,310         32,940
   Diluted                                                              34,475         34,793         33,605
============================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity
Micro Warehouse, Inc.

                                                                                                              Valuation
                                                  Additional                  Loan to             Cumulative  Adjustment
                                Common    Stock    Paid-in     Deferred        Former  Retained  Translation  Marketable
(In thousands)                  Shares   Amount    Capital   Compensation     Officer  Earnings   Adjustment  Securities    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994    32,417     $324    $208,008       $    --      $   --  $66,529       ($3,549)      ($450)  $270,862
====================================================================================================================================
Net income                          --       --          --            --          --   35,244            --          --     35,244
Common stock offering            1,200       12      50,799            --          --       --            --          --     50,811
Common stock issued pursuant
  to stock options exercised       315        3       4,148            --          --       --            --          --      4,151
Common stock issued pursuant
  to acquisitions                   26       --       1,150            --          --       --            --          --      1,150
Retirement of treasury shares      (14)      --        (469)           --          --       --            --          --       (469)
Foreign currency translation
  adjustment                        --       --          --            --          --       --         2,516          --      2,516
Valuation adjustment for
  marketable securities             --       --          --            --          --       --            --         404        404
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    33,944      339     263,636            --          --  101,773        (1,033)        (46)   364,669
====================================================================================================================================
Net income                          --       --          --            --          --   15,298            --          --     15,298
Common stock issued pursuant
to stock awards, stock
options and warrants
exercised                          415        4       5,807            --          --       --            --          --      5,811
Loan to former officer              --       --       1,400            --      (1,400)      --            --          --         --
Deferred compensation               --       --         340            --          --       --            --          --        340
Foreign currency translation
  adjustment                        --       --          --            --          --       --        (2,014)         --     (2,014)
Valuation adjustment for
  marketable securities             --       --          --            --          --       --            --          64         64
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    34,359      343     271,183            --      (1,400) 117,071        (3,047)         18    384,168
====================================================================================================================================
Net (loss)                          --       --          --            --          --  (36,681)           --          --    (36,681)
Common stock issued pursuant
  to stock options exercised       280        3       6,256            --          --       --            --          --      6,259
Loan to former officer              --       --        (775)           --       1,400       --            --          --        625
Deferred compensation               --       --       6,201        (4,413)         --       --            --          --      1,788
Foreign currency translation
  adjustment                        --       --          --            --          --       --        (7,356)         --     (7,356)
Valuation adjustment for
  marketable securities             --       --          --            --          --       --            --         (14)       (14)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    34,639     $346    $282,865       ($4,413)     $   --  $80,390      ($10,403)        $ 4   $348,789
====================================================================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Representing Increases (Decreases) in Cash and Cash Equivalents
Micro Warehouse, Inc.

Years Ended December 31,
(In thousands)                                                       1997         1996         1995
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                            ($ 36,681)   $  15,298    $  35,244
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Depreciation and amortization                                16,160       12,340       12,191
      Write-off of goodwill                                        41,907        5,977           --
      Restructuring costs - non-cash portion                       11,853        3,457           --
      Litigation settlements                                       20,700           --           --
      Non-cash compensation                                         1,788          421           --
      Deferred taxes                                              (19,062)      (4,389)      (3,973)
      Extraordinary charge                                             --        1,900           --
      Changes in assets and liabilities:
         Accounts receivable, net                                 (23,069)     (24,662)     (33,508)
         Inventories                                               26,576      (55,530)     (28,048)
         Prepaid expenses and other current assets                  1,853       10,781       (7,830)
         Tax refunds                                               (7,196)      (3,710)     (11,993)
         Other assets                                                (199)       1,119         (469)
         Accounts payable                                          38,936       15,447       29,245
         Accrued expenses                                           6,607       14,677        2,352
         Deferred revenue                                           3,619       (2,249)         148
         Other                                                        (38)        (473)         468
----------------------------------------------------------------------------------------------------
            Total adjustments                                     120,435      (24,894)     (41,417)
----------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities       83,754       (9,596)      (6,173)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                   (16,518)     (11,172)     (13,774)
   Purchases of businesses, represented by:
         Goodwill                                                 (20,883)     (28,986)     (20,327)
         Net liabilities (assets)                                     654       (5,836)      (4,954)
   Proceeds from sale of equipment                                    147          576          162
   Sales (purchases) of marketable securities, net                   (809)         622       24,028
----------------------------------------------------------------------------------------------------
            Net cash used by investing activities                 (37,409)     (44,796)     (14,865)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                       6,259        5,811       54,962
   Purchase of treasury stock                                          --           --         (469)
   Borrowings under (repayments of) lines of credit, net          (24,467)      22,037       (7,708)
   Borrowing (repayment) of notes payable                              --      (21,900)      20,000
   Principal payments of obligations under capital leases            (218)        (378)        (942)
----------------------------------------------------------------------------------------------------
            Net cash provided (used) by financing activities      (18,426)       5,570       65,843
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                            (2,102)        (558)         802
----------------------------------------------------------------------------------------------------
Net change in cash                                                 25,817      (49,380)      45,607
Cash and cash equivalents:
   Beginning of year                                               32,234       81,614       36,007
----------------------------------------------------------------------------------------------------
   End of year                                                  $  58,051    $  32,234    $  81,614
====================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Micro Warehouse, Inc.
(Amounts in thousands, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include Micro Warehouse, Inc. and its subsidiaries (the "Company"), which are all wholly-owned. All significant inter-company accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to conform prior years to the 1997 presentation.

Cash Equivalents

         All repurchase agreements, money market funds and highly liquid investments with initial maturities of three months or less are considered cash equivalents.

Marketable Securities

         Marketable securities consist primarily of highly liquid tax exempt municipal bonds which all have maturity dates less than one year. All investments are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses included in equity. For all investment securities, unrealized losses that are other than temporary are recognized in earnings. As of December 31, 1997 unrealized gains were $4 and there were no unrealized losses.

Inventories

         Inventories (substantially all finished goods) consist of computer hardware, software and peripheral equipment, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.

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

Property, Plant and Equipment

         Property, plant and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment                  3-5 years
Furniture and fixtures              7 years
Leasehold improvements              Life of lease or 7 years
Machinery and equipment             7 years

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

Foreign Currency Translation

         Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rate in effect at the balance sheet date or at historical rates, as applicable. Revenue and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as a separate component of Stockholders' Equity on the balance sheet.

Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Net Income Per Share

         In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The impact of this change was not significant. Diluted earnings per share reflects the potential dilution that could occur if outstanding common stock options were exercised. The dilutive effect of such options to weighted average shares outstanding was 483 and 665 in 1996 and 1995, respectively. Potentially dilutive shares of 191 in 1997 were not reflected in the calculation of diluted earnings per share since such amounts were antidilutive as a result of the net loss for the year.

Long-Lived Assets

         The Company periodically evaluates the carrying value of intangibles and the related periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Company annually assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluations of asset value as well as periods of amortization are performed on a disaggregated basis by distinct geographic market.

Stock-Based Compensation

         On January 1, 1996 the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, and elected thereunder to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 11). As such, compensation expense is recorded only if the current market price of the Company's stock on the date of grant (or measurement date, if later) exceeds the exercise price.

Unaudited Condensed Quarterly Data

         In the opinion of management, the unaudited condensed quarterly financial data in note 13 reflect all adjustments which are necessary for a fair statement of the results of operations for the periods presented.

NOTE 2. BUSINESS COMBINATIONS

         In July 1997 the Company acquired the business of Online Interactive, Inc., a Seattle, Washington-based electronic reseller of software ("OLI") in a business combination accounted for as a purchase. The total cost of the acquisition was $16,400 which exceeded the fair value of the net assets by $17,066.

         In February 1997 the Company acquired two businesses, one with operations in Canada and one with operations in Australia. These acquisitions were accounted for as purchases. The total cost of the acquisitions was $3,829 which exceeded the fair value of the net assets acquired by $3,817.

         In October 1996 the Company acquired the business of USA Flex in a business combination accounted for as a purchase. USA Flex directly markets IBM PC-compatible ("Wintel") computers and peripherals. The total cost of the acquisition was $26,762 which exceeded the fair value of the net assets acquired by $22,053.

         In January 1996, the Company acquired Inmac Corp. ("Inmac") through an exchange of 3,034 of its shares for all of Inmac's 10,817 shares in a transaction accounted for as a pooling of interests. Inmac, a leading international direct-response marketer of multi-vendor products for the computer desktop and networking industries, had operations in the United States, United Kingdom, Canada, France, Germany, the Netherlands and Sweden. Under pooling of interests accounting, all of the Company's consolidated financial statements as of and for periods prior to the acquisition of Inmac have been restated to reflect Inmac and the Company on a combined basis. In connection with the transaction, the Company recorded (i) $20,071 of restructuring charges, primarily for personnel and facilities matters; (ii) $6,113 for merger costs; and (iii) an extraordinary charge of $1,584 (net of tax benefit of $1,078) related to a mandatory prepayment to extinguish certain Inmac indebtedness.

         During 1996 the Company also acquired two businesses, one with operations in Finland and one with operations in the United States. These acquisitions were accounted for as purchases. The aggregate purchase price and goodwill were $7,411 and $6,284, respectively.

         During 1995, the Company acquired eight businesses with operations in the United Kingdom, Australia, Germany, Switzerland and the United States. These acquisitions were accounted for as purchases. The aggregate purchase price was comprised of approximately $24,229 in cash and 26 common shares with an average market value of approximately $44.00 per share. The aggregate goodwill was $20,425.

         In connection with the December 11, 1997 announced restructuring plan, the goodwill related to the USA Flex, OLI, Norway, Finland, Germany and Australia businesses were written-off (see note 3).

NOTE 3. RESTRUCTURING AND GOODWILL WRITE-OFFS

         On December 11, 1997, the Company announced a restructuring of its operations (the "Restructuring"). The objectives of the Restructuring are to simplify the business worldwide, reduce the cost structure, increase productivity of the salesforce and eliminate certain non-core businesses currently operating at a loss. The Restructuring involved the closing of its businesses in Australia and Japan, the sale of its operations in Norway, Denmark and Finland and the write-off of its goodwill of its German business. In addition, the Company closed its European headquarters in the United Kingdom reducing certain functions and transferring others to the United Kingdom operation, other European business units and the United States. In the United States, the Company consolidated its USA Flex business from its facility in Bloomingdale, Illinois to existing facilities in New Jersey and wrote-off all of the goodwill associated with this business. The Company also closed its OLI facility and wrote-off the related goodwill. In addition, the Company reorganized its domestic salesforce. In connection with the Restructuring, approximately 600 positions were eliminated. These restructuring activities will be substantially completed in early 1998.

         As a result of the Restructuring, the Company recorded a pre-tax charge of $67,828. The charge was comprised of goodwill write-offs of $41,907 (see note
6), severance costs of $10,314 and $15,607 of other costs including lease terminations, moving and asset write-downs. Substantially all of such severance and other costs were paid in early 1998. In 1997, the operations intended for closing or sale had revenues of approximately $59,000 and operating losses of approximately $5,000.

         In connection with the merger with Inmac during 1996, the Company initiated a restructuring plan to reduce costs and increase future operating efficiencies by eliminating excess operations and facilities acquired in the Inmac acquisition. The closing of the facilities was completed during the first half of 1997. As a result, the Company recorded restructuring costs of $20,071 in 1996.

         In connection with the Inmac restructuring, approximately 493 employees associated with the facilities closed were terminated. Estimated employee termination costs of $10,886 were accrued in 1996 and paid in 1996 and 1997. In addition to the cost of terminating employees, the principal costs of the Inmac restructuring included the write-off of fixed assets and lease terminations. Estimated charges of $2,983 for asset write downs, $3,952 for lease terminations and $2,250 of other costs were accrued in 1996 and paid in 1996 and 1997.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                            1997      1996
--------------------------------------------------------------------------
Computer equipment                                       $48,427   $40,123
Furniture and fixtures                                    14,005    11,730
Leasehold improvements                                    10,024     8,408
Machinery and equipment                                    8,687     8,933
--------------------------------------------------------------------------
                                                          81,143    69,194
Less accumulated depreciation and amortization            48,727    39,482
--------------------------------------------------------------------------
                                                         $32,416   $29,712
==========================================================================

NOTE 5. BORROWING ARRANGEMENTS

Lines of Credit

     The Company has a $75,000 unsecured multi-currency revolving credit facility permitting borrowing by the Company and certain of its foreign subsidiaries. The facility reduces by an aggregate of $20,000 at the rate of $6,667 on each of June 30, September 30, and December 31, 1998 and expires on June 30, 1999. The balance outstanding was $12,570 and $40,505 at December 31, 1997 and 1996, respectively. The facility provides for borrowing with interest at the bank's prime rate or LIBOR (or its foreign currency equivalent) plus 0.50%-1.25%, based on the ratio of debt to earnings before interest and taxes. The weighted average interest rate was approximately 5.8% and 5.5% for loans outstanding as of December 31, 1997 and 1996, respectively. Commitment fees were not significant.

     At December 31, 1997 the Company had unused lines of credit in the United Kingdom and France, which provide for unsecured borrowings up to 2,000 British pounds ($3,286 at December 31, 1997 currency exchange rate) and 45,000 French francs ($7,476 at December 31, 1997 currency exchange rate), respectively, for working capital purposes.

     At December 31, 1996 the Company had a $10,000 unused line of credit in the United States that expired in 1997. At December 31, 1996 the Company also had a 1,800 British pounds ($3,082 at December 31, 1996 currency exchange rate) unused line of credit in the United Kingdom.

Inmac Borrowings

     During 1996 as a result of the merger with the Company all Inmac borrowings were repaid. An extraordinary charge of $1,584 after-tax ($2,662 pre-tax) was recorded for fees and penalties arising from the early extinguishment of such borrowings.

Hedging

     The Company utilizes forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in its foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. The Company's credit exposure is limited to the replacement cost, if any, of the instruments and the Company only enters into such agreements with highly rated counterparties. The Company matches the term and notional amount of the contracts to the underlying intercompany loans or investments and does not enter into forward exchange contracts for trading or speculative purposes. Gains and losses on such contracts are charged or credited to cumulative translation adjustment.

     At December 31, 1997 the Company had outstanding forward exchange contracts in notional amounts of $27,095 (fair value of $27,123) which mature in six months or less. The single largest currency represented was the British pound.

NOTE 6. GOODWILL

     Amounts consist of:
                                                          1997              1996
--------------------------------------------------------------------------------
Goodwill                                               $49,316           $68,961
Less:  Amortization                                      3,572             2,670
--------------------------------------------------------------------------------
                                                       $45,744           $66,291
================================================================================

     During 1997 in connection with the Restructuring (see note 3) the Company recorded a charge for goodwill write-offs of $41,907 related to the sale or closing of its businesses in Norway, Finland and Australia, and the diminution in value of the goodwill associated with the USA Flex, OLI and German businesses. In 1996 due to the uncertainties in the Macintosh marketplace, the Company re-evaluated the carrying value of goodwill in its Macintosh-only subsidiaries in Australia, Denmark, Mexico and Switzerland. As a result of that re-evaluation in 1996, the Company recorded a charge of $5,977, which represented all the goodwill related to these subsidiaries.

NOTE 7. ACCRUED EXPENSES

     Accrued expenses at December 31, 1997 and 1996 include approximately $7,335 and $11,882 respectively, of accrued catalog costs and $21,498 and $2,343 respectively, of accrued restructuring costs.

NOTE 8. COMMITMENTS

Leases

     The Company rents certain office facilities from related parties, occupies office and warehouse space, and rents equipment under various operating leases with independent parties which provide for minimum annual rentals.

Future minimum annual rentals at December 31, 1997 were as follows:

                                                                        Related
                                                               Total      Party
--------------------------------------------------------------------------------
1998                                                          $8,250       $312
1999                                                           4,930         --
2000                                                           3,932         --
2001                                                           2,956         --
2002 and after                                                 2,401         --
--------------------------------------------------------------------------------
     Total                                                    22,469       $312
--------------------------------------------------------------------------------

Rent expense was as follows:
                                                                         Related
                                                          Total            Party
--------------------------------------------------------------------------------
Year ended December 31, 1997                            $10,444             $312
Year ended December 31, 1996                              8,774              312
Year ended December 31, 1995                             12,593              354

NOTE 9. INCOME TAXES

     The provision (benefit) for income taxes was:

Years ended December 31,               1997              1996              1995
--------------------------------------------------------------------------------
Current
  Federal                          $ 16,254          $ 23,012          $ 18,005
  State                               1,195             1,920             2,086
  Foreign                               478            (1,902)            6,541
--------------------------------------------------------------------------------
                                     17,927            23,030            26,632
Deferred
  Federal                           (16,155)           (1,537)           (2,473)
  State                              (1,195)             (202)              181
  Foreign                            (1,712)           (2,650)           (1,681)
--------------------------------------------------------------------------------
                                    (19,062)           (4,389)           (3,973)
--------------------------------------------------------------------------------
Total                              ($ 1,135)         $ 18,641          $ 22,659
================================================================================

     The following table accounts for the difference between the actual tax provision (benefit) and the amounts obtained by applying the statutory United States Federal income tax rate of 35% to income (loss) before taxes.

Years ended December 31,                               1997     1996     1995
--------------------------------------------------------------------------------
Statutory federal tax rate                           (35.0%)    35.0%    35.0%
State income taxes net of Federal benefit             --         3.3      2.5
Tax-exempt interest income                            (0.7)     (0.7)    (0.6)
Non-deductible restructuring and merger costs         11.0       6.3     --
Goodwill amortization and write-off                    8.9       7.9      0.5
Foreign rate difference and unused foreign losses     10.6       4.4      3.5
Other, net                                             2.2      (1.3)    (1.8)
--------------------------------------------------------------------------------
Effective tax rate                                    (3.0%)    54.9%    39.1%
================================================================================

     The United States and foreign components of income (loss) before income taxes were:

                                                   United States       Foreign
--------------------------------------------------------------------------------
Year ended December 31, 1997                         ($11,299)         ($26,517)
Year ended December 31, 1996                           52,255           (18,316)
Year ended December 31, 1995                           49,494             8,409

     Taxes have not been provided for undistributed earnings of foreign subsidiaries since the Company presently intends to continue to reinvest these earnings.

Components of the net deferred tax asset relate to:

December 31,                                         1997       1996       1995
--------------------------------------------------------------------------------
Deferred tax assets
 Accounts receivable reserve                     $  3,259   $  2,091   $  1,564
 Inventory reserve                                  2,503      2,002      1,394
 Restructuring reserve                             12,489         --         --
 Accrued expenses                                   3,169      3,346        609
 Inventory capitalization                             970      1,066        431
 Litigation settlement reserve                      7,351         --         --
 Other                                              1,965      2,673      1,267
 Alternative minimum tax credit carryforward          648        648        648
 Tax loss carryforwards                            20,769     18,970     16,752
--------------------------------------------------------------------------------
                                                   53,123     30,796     22,665
 Valuation allowance for tax loss carryforwards   (16,370)   (12,906)    (9,164)
--------------------------------------------------------------------------------
 Total deferred tax asset                          36,753     17,890     13,501
================================================================================

     The Company has approximately $29,467 in unutilized foreign tax loss carryforwards and approximately $24,117 in unutilized United States federal tax loss carryforwards. Of these loss carryforwards, $17,896 have no expiration dates, $29,912 expire beginning 2005 through 2010, and $5,776 expire beginning 1999 through 2004. In addition, the Company has approximately $648 of unutilized alternative minimum tax credits that can be carried forward indefinitely. United States tax law imposes a limitation on the amount of the United States tax loss carryforwards which can be utilized each year when there is a change in the stock ownership of the Company which incurred the losses. The United States federal tax losses which became an asset of the Company through the acquisition of Inmac Corp. are subject to this rule ($24,117 remaining balance as of December 31,1997). Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1997.

NOTE 10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                       1997       1996      1995
--------------------------------------------------------------------------------
Cash paid during the period for:
  Interest                                         $  1,776   $  1,805  $  4,088
  Income taxes                                       18,418     27,297    32,956
Non-cash investing and financing activities:
    Loan to (settlement from) former officer for
       purchase of stock                             (1,400)     1,400        --
    Net assets acquired and goodwill established
       through issuance of common stock                  --         --     1,150
================================================================================

NOTE 11. STOCK OPTIONS, EMPLOYEE BENEFIT PLAN AND STOCKHOLDERS RIGHTS PLAN

     In June 1997 the Stockholders of the Company approved an amendment to the 1994 stock option plan which increased the number of shares reserved for issuance from 1,000 to 4,000. In January 1997, the Company approved a comprehensive option grant program providing a total of 2,017 options to directors and all qualified employees of the Company and authorized the exchange of 360 outstanding stock options. The exercise price for options under these programs is $12.63 per share. As a result of this program, the Company recorded deferred compensation of $8,387 representing the difference between the exercise price and closing market price on the date of stockholder approval for the shares granted. Such amount is being amortized over the 5-year vesting period of the options. Amortization of deferred compensation relating to these grants for 1997 was $1,788 and $2,186 of such amount of deferred compensation was forfeited.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Accordingly, compensation expense is recorded only if the current market price of the Company's common stock on the date of grant (or measurement date if later) exceeds the exercise price. Had compensation cost been determined on a fair value basis consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                  1997           1996          1995
---------------------------------------------------------------------------------------------------
Net income (loss)                               As reported   ($36,681)       $15,298       $35,244
                                                Pro forma     ($38,693)       $12,673       $34,272
Net income (loss) per share - diluted basis     As reported     ($1.06)         $0.44         $1.05
                                                Pro forma       ($1.12)         $0.36         $1.02

     The fair value of each option grant included in the pro forma amounts above was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3 percent, 6.2 percent and 7.4 percent; dividend yield of zero for all years; expected lives of 5 years for all years; and volatility of
39.3 percent, 42.5 percent and 43.3 percent.

     A summary of the status of stock options outstanding as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                              1997                        1996                        1995
                                                            Weighted                    Weighted                    Weighted
                                                             Average                     Average                    Average
                                                         Shares       Price         Shares        Price         Shares       Price
-----------------------------------------------------------------------------------------------------------------------------------
Shares under option:
Outstanding at beginning of year                          1,710      $22.28          1,328       $17.18          1,346      $13.79
Granted                                                   3,048      $13.58            836        27.50            338       27.63
Exercised                                                  (594)     $12.21           (346)       16.79           (315)      13.18
Forfeited                                                  (992)     $21.40           (108)       23.23            (41)      17.45
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                3,172      $14.44          1,710       $22.28          1,328      $17.18
===================================================================================================================================
Options exercisable at year end                             512      $16.06            407       $15.56            420      $13.99
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of
   options granted during 1997, 1996, and 1995                        $6.07                      $12.64                     $13.30

1992 and 1994 Stock Option Plans

     The 1992 and 1994 Stock Option Plans (the "Plans") provide for the grant of stock options to officers, directors and key employees of, and consultants to, the Company and its subsidiaries. Under the Plans, the Company may grant options that are intended to qualify as incentive stock options ("Incentive Stock Options") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options not intended to qualify as Incentive Stock Options ("Non-statutory Stock Options"). A total of 5,000 shares of common stock have been reserved for issuance upon the exercise of options granted under the Plans.

     The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors. Subject to the provisions of the Plans, the Committee has the authority to select the employees, directors and consultants to whom options are granted and determine the terms of each option, including (i) the number of shares of common stock covered by the option, (ii) when the option becomes exercisable, (iii) the option exercise price, which must be at least 100%, with respect to Incentive Stock Options, and at least 85%, with respect to Non-statutory Stock Options, of the fair market value of the common stock as of the date of grant, and (iv) the duration of the option (which may not exceed ten years).

Stock Options Issued Outside the Plans

     During 1996 and 1997 the Company granted to certain senior executives options to purchase 890 shares of common stock at prices ranging from $10.75 to $25.00 per share. During 1997, 574 of these options were forfeited.

     Stock options outstanding at December 31, 1997, are summarized as follows:

                           Options Outstanding                                                     Options Exercisable
                           --------------------------------------------------------------------------------------------------------
                                                         Weighted              Weighted                                    Weighted
Range of                             Number     average remaining               average                Number               average
exercise prices                 outstanding      contractual life        exercise price           exercisable        exercise price
-----------------------------------------------------------------------------------------------------------------------------------
$9.00 - $13.06                        2,331             8.7 years                $12.43                   330                $11.52
$14.31 - $17.75                         630             9.1 years                 16.43                    85                 16.43
$22.50 - $28.25                          54             8.5 years                 27.45                    13                 26.59
$30.13 - $32.00                         155             7.8 years                 31.63                    83                 31.63
$44.50 - $46.69                           2             7.8 years                 44.70                     1                 44.70
$9.00 - $46.69                        3,172             8.8 years                $14.44                   512                $16.06

Stock Awards

     During 1997 the Company granted to certain senior executives awards for 78 shares of common stock that are outstanding at December 31, 1997. Such awards will be fully vested in 1998.

401(k) Savings Plan

     The Company sponsors a 401(k) Savings Plan (the "401(k) Plan") which covers substantially all full-time employees who meet the 401(k) Plan's eligibility requirements. Participants may make tax deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code) and the Company will make a 25% matching contribution for amounts which do not exceed 6% of participant's annual compensation. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. During 1997, 1996 and 1995, the Company incurred approximately $534, $556, and $466, respectively, of expense related to the 401(k) matching component of the 401(k) Plan.

Stockholders Rights Plan

     Under a stockholder rights plan effective June 27, 1996, rights to purchase a unit consisting of one one-thousandth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $110.00 have been distributed as a dividend at the rate of one right for each share of the Company's common stock. The terms of the Preferred Stock have been designed so that each one one-thousandth of a share of Preferred Stock will approximate the same economic value of one share of the Company's common stock.

     The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Company, of 20% or more of the Company's voting stock or following the announcement of a tender offer or exchange offer to acquire an interest in the Company of 20% or more. After the rights become exercisable, they will be adjusted upon the occurrence of certain events relating to an attempted acquisition of the Company so as to entitle all holders, except the takeover bidder, to purchase stock in the Company or the prospective acquirer's company, as the case may be, at a bargain price. The effect of the plan is to encourage a prospective acquirer to negotiate with the Board of Directors of the Company a transaction that is fair to all stockholders.

NOTE 12.  OPERATIONS BY GEOGRAPHIC AREAS

     The Company operates primarily in one industry segment, the distribution of computer hardware, software, supplies and accessories. Information about the Company's operations in different geographic areas for the years ended December 31, 1997, 1996 and 1995 are presented below.

                                                                                                  Asia/
Year Ended December 31, 1997                        North America             Europe            Pacific        Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $1,549,024           $567,197             $9,477          $2,125,698
Restructuring costs and goodwill write-off                 49,493             14,671              3,664              67,828
(Loss) from operations before
   interest and income taxes                              (16,959)           (19,231)            (6,265)            (42,455)
Identifiable assets                                       424,184            192,839              2,321             619,344

                                                                                                  Asia/
Year Ended December 31, 1996                        North America             Europe            Pacific        Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $1,330,601           $570,388            $15,255          $1,916,244
Restructuring, merger costs, and goodwill
  write-offs                                               17,413             14,382                366              32,161
Income (loss) from operations before
   interest and income taxes                               37,062             (2,847)            (1,122)             33,093
Identifiable assets                                       422,967            182,298              2,577             607,842

                                                                                                  Asia/
Year Ended December 31, 1995                        North America             Europe            Pacific        Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $1,130,292           $546,559             $7,776          $1,684,627
Income from operations before
   interest and income taxes                               40,290             17,354                 71              57,715
Identifiable assets                                       370,573            179,798              4,175             554,546

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the years ended December 31, 1997 and 1996:

                                                                     First           Second             Third           Fourth
                                                                   Quarter          Quarter           Quarter          Quarter
-----------------------------------------------------------------------------------------------------------------------------------
1997        Net sales                                             $529,503          500,420           522,072         $573,703
            Gross profit                                            87,465           83,913            86,457           94,141
            Net income (loss)                                        7,813            7,821            (7,118)         (45,197)
            Basic net income (loss) per share (A)                    $0.23            $0.23            ($0.21)          ($1.30)
            Diluted net income (loss) per share (A)                  $0.23            $0.23            ($0.21)          ($1.30)
            Shares used in per share calculation -
            Basic                                                   34,364           34,432            34,550           34,637
            Incremental shares from assumed
               conversion of options (B)                                73              300                --               --
            Diluted                                                 34,437           34,732            34,550           34,637
-----------------------------------------------------------------------------------------------------------------------------------
1996        Net sales                                             $514,391         $437,175          $437,981         $526,697
            Gross profit                                            98,542           84,987            78,692           80,225
            Income (loss) before extraordinary charge               (5,101)           5,410            10,725            5,848
            Net income (loss)                                       (6,685)           5,410            10,725            5,848
            Basic income (loss) before extraordinary
               charge per share                                     ($0.15)           $0.16             $0.31            $0.17
            Diluted income (loss) before extraordinary
            charge per share                                        ($0.15)           $0.16             $0.31            $0.17
            Basic net income (loss) per share (A)                   ($0.20)           $0.16             $0.31            $0.17
            Diluted net income (loss) per share (A)                 ($0.20)           $0.16             $0.31            $0.17
            Shares used in per share calculation -

            Basic                                                   33,996           34,175            34,294           34,345
            Incremental shares from assumed
               conversion of options(B)                                 --              526               336              312
            Diluted                                                 33,996           34,701            34,630           34,657

(A) The sum of the quarterly amounts on a per share basis do not equal amounts for the year due to rounding.
(B) Incremental shares were not included for periods with a net loss as they would have had an antidilutive effect.

NOTE 14. LEGAL PROCEEDINGS

     A pre-tax charge of $20,700 was recorded in the third quarter of 1997 for the proposed settlements of the consolidated class action and derivative lawsuit that arose out of the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering years 1992 through 1995. The charge of $20,700 was comprised of $31,600 for the settlements of the consolidated class action and derivative lawsuit including estimated legal fees, offset by insurance proceeds of $10,900. The settlements are contingent upon final approval by the United States District Court following hearing upon notice to class participants and, as appropriate, other shareholders.

     The settlement of these matters excludes a separate action relating to the restatement of prior year financial statements brought in the United States District Court in Connecticut against the Company and certain of its present and former officers and directors by the State Board of Administration of Florida covering its purchase of fewer than 60,000 shares. The settlement also excludes the lawsuit brought by holders of approximately 1.3 million shares of the Company's stock against the Company and certain of its officers, former officers and directors in Santa Clara County, California, arising out of the stock merger between the Company and Inmac Corp. on January 25, 1996. The Company has made no provision for the outcome or financial impact of these litigations in the consolidated financial statements.

     In addition, the staff of the Securities and Exchange Commission ("SEC") is conducting a formal investigation into the events underlying the restatement of prior years financial statements. The Company is cooperating with the SEC in its investigation.

                                                                     SCHEDULE II

                              MICRO WAREHOUSE, INC.
                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                    Balance at             Additions      Deductions      Balance at
                                                                  Beginning of               Charged            from             End
                                                                          Year         to Operations        Reserves         of Year
                                                                          ----         -------------        --------         -------
                                                                                         (in thousands)
Allowance for doubtful accounts Year ended:
December 31, 1995                                                        5,676                 7,099         (4,967)           7,808
December 31, 1996                                                        7,808                 8,195         (5,127)          10,876
December 31, 1997                                                       10,876                11,242         (8,719)          13,399
Reserve for obsolete inventory
Year ended:
December 31, 1995                                                        6,333                 6,388         (4,385)           8,336
December 31, 1996                                                        8,336                 5,601         (3,416)          10,521
December 31, 1997                                                       10,521                10,246         (8,030)          12,737

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders of  Micro Warehouse, Inc.

         Under date of February 18, 1998, we reported on the consolidated balance sheets of Micro Warehouse, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under
(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

         In our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Stamford, Connecticut
February 18, 1998

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

3.1            Amended and Restated Certificate of Incorporation of the
                 Company ...................................................
3.2            Amended and Restated By-Laws of the Company .................
4.1*           Stockholders Rights Plan dated June 27, 1996 ................
10.1**         1992 Stock Option Plan ......................................
10.2***        Amendment No. 1 to 1992 Stock Option Plan ...................
10.3****       Amendment No. 2 to 1992 Stock Option Plan ...................
10.4           Amended and Restated 1994 Stock Option Plan .................
10.5**         Lease Agreements between C.P. Lakewood, L.P. and the
                 Company relating to the Lakewood, New Jersey
                 facilities ................................................
10.6**         Lease Agreement between Miller-Valentine Partners and
                 the Company relating to the Wilmington, Ohio
                 facility ..................................................
10.7**         Lease Agreement between Peter Godfrey and the
                 Company relating to the South Norwalk, Connecticut
                 facility ..................................................
10.8**      (a)Lease Agreement between Hialet Associates and the
                 Company relating to a South Norwalk, Connecticut
                 facility (53 Water Street) ................................
10.9**      (b)Lease Agreement between Hialet Associates and the
                 Company relating to a South Norwalk, Connecticut
                 facility (29 Haviland Street) .............................
10.10**        Lease Agreement between 50 Water Street Associates and
                 the Company relating to the South Norwalk,
                 Connecticut facility ......................................
10.11**        Lease between Union Square Assoc. Ltd. Part. and the
                 Company relating to the South Norwalk, Connecticut
                 facility ..................................................
10.12**        Lease Agreement between South Norwalk Redevelopment
                 Partnership and the Company relating to the South
                 Norwalk, Connecticut facility .............................
10.13**        Second Amendment to Lease Agreement between Peter
                 Godfrey and the Company relating to the South
                 Norwalk, Connecticut facility (47 Water Street) ...........
10.14**        Second Amendment to Lease Agreement between Hialet
                 Associates and the Company relating to the South
                 Norwalk, Connecticut facility (53 Water Street) ...........
10.15*****     Lease Agreement between BBS Norwalk One Inc. and the
                 Company relating to the Norwalk, Connecticut
                 facility ..................................................
10.16***       Employment Agreement between Peter Godfrey and the
                 Company ...................................................
10.17**        Employment Agreement between Stephen England and the
                 Company ...................................................
10.18******    Employment Agreement between Adam W. Shaffer and the
                 Company ...................................................
10.19******    Amendment to Employment Agreement between Adam W.
                 Shaffer and the Company ...................................
10.20*******   Employment Agreement between Linwood A. Lacy, Jr. and
                 the Company ...............................................
10.21*******   Amendment to Employment Agreement between Linwood A.
                 Lacy, Jr. and the Company .................................
10.22***       Employment Agreement between Bruce L. Lev and the
                 Company ...................................................

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
10.23          Consulting Services Agreement between Felix Dennis and the
                 Company, as amended .......................................
10.24          Form of Indemnification Agreement with Officers and
                 Directors .................................................
10.25          Amended and Restated Credit Agreement among the
                 Company, the Subsidiaries of the Company, and The
                 Chase Manhattan Bank dated as of December 31, 1997 ........
10.26          Resignation Agreement by and between Linwood A. Lacy,
                 Jr. and the Company dated December 8, 1997 ................
10.27          Resignation Agreement by and between Kris Rogers and
                 the Company dated January 28, 1998 ........................
11             Statement re Computation of Per Share Earnings ..............
21.1           Subsidiaries of the Company .................................
23.1           Consent of Independent Auditors .............................
24.1           Power of Attorney (included on signature page)...............
27             Financial Data Schedule .....................................

* Incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 00-20730)
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-53100)
*** Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year 1995
**** Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year 1996
***** Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994
****** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-66066)
******* Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1996