Form 10-Q
period 1998-03-31
MICRO WAREHOUSE INC
filed 1998-05-14
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1998

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

Class: COMMON STOCK           Outstanding Shares At March 31, 1998: 34,612,446

                              MICRO WAREHOUSE, INC.


                                      INDEX

                                                                Page


     PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements (unaudited)

        Consolidated Balance Sheets .............................3

        Consolidated Statements of Income .......................4

        Consolidated Statements of Cash Flows ...................5

        Notes to Unaudited Consolidated Financial Statements ....6

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..............8


     PART II - OTHER INFORMATION................................12

     SIGNATURE .................................................13

     EXHIBIT 11.................................................14

ITEM 1 - FINANCIAL STATEMENTS (unaudited)


                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    March 31,     December 31,
                                                       1998            1997
                                                       ----            ----
ASSETS                                             (unaudited)      (audited)
Current assets:
  Cash and cash equivalents                           $ 87,267       $ 58,051
  Marketable securities at market value                 21,067         20,817
  Accounts receivable, net of allowance for
   doubtful accounts ($10,001 and $13,399 at
   March 31, 1998 and December 31, 1997,
   respectively)                                       225,992        217,475
  Inventories                                          124,523        170,543
  Prepaid expenses and other current assets             15,495         11,763
  Tax refunds                                           22,018         23,452
  Deferred taxes                                        28,460         30,903
                                                   -----------    -----------
     Total current assets                              524,822        533,004
                                                   -----------    -----------
Property, plant and equipment, net                      28,644         32,416
Goodwill, net                                           45,680         45,744
Non-current deferred taxes                               4,357          5,850
Other assets                                             2,274          2,330
                                                   -----------    -----------
     Total assets                                     $605,777       $619,344
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $163,040       $168,886
  Accrued expenses                                      58,591         66,563
  Accrued litigation settlements                        16,100         16,100
  Deferred revenue                                       9,131          5,944
  Loans payable, bank                                       --         12,570
  Obligations under capitalized leases                     327            492
                                                   -----------    -----------
     Total liabilities                                 247,189        270,555

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                    --             --
 Series A Junior Participating Preferred Stock,
  $.01 par value:
    Authorized - 10 shares; none issued                     --             --
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and
     outstanding; 34,612 and 34,639 shares at
     March 31, 1998 and December 31, 1997,
     respectively                                          346            346
  Additional paid-in capital                           283,116        282,865
  Deferred compensation                                 (4,137)        (4,413)
  Retained earnings                                     90,152         80,390
  Cumulative translation adjustment                    (10,899)       (10,403)
  Valuation adjustment for marketable securities            10              4
                                                   -----------    -----------
     Total stockholders' equity                        358,588        348,789
                                                   -----------    -----------
     Total liabilities and stockholders' equity       $605,777       $619,344
                                                   ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      For the three months ended March 31,
                      (in thousands, except per share data)
                                   (unaudited)

                                                             1998         1997
                                                             ----         ----

Net Sales                                                  $551,706     $529,503


Cost of Goods Sold                                          463,345      442,038
                                                           --------     --------

    Gross Profit                                             88,361       87,465

Selling, general and administrative expenses                 73,466       75,243
                                                           --------     --------

Income from operations before interest
   and income taxes                                          14,895       12,222

Interest income, net                                          1,374          860
                                                           --------     --------

     Income before income taxes                              16,269       13,082

Income tax provision                                          6,507        5,269
                                                           --------     --------

     Net income                                            $  9,762     $  7,813
                                                           ========     ========

Basic net income per share                                 $   0.28     $   0.23
                                                           ========     ========

Diluted net income per share                               $   0.28     $   0.23
                                                           ========     ========


Shares used in per share calculation -
          Basic                                              34,600       34,364
                                                           ========     ========
          Diluted                                            34,662       34,437
                                                           ========     ========

     See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                                 (in thousands)
                                   (unaudited)

Cash flows from operating activities:                             1998        1997
                                                                  ----        ----
   Net income                                                   $  9,762    $  7,813
                                                                --------    --------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                              3,395       3,797
        Non-cash compensation                                        276          51
        Deferred taxes                                             3,936       1,358
   Changes in assets and liabilities:
        Accounts receivable, net                                 (15,526)     (8,666)
        Inventories                                               43,466      32,081
        Prepaid expenses and other current assets                 (2,566)     (1,162)
        Other assets                                                (252)       (151)
        Accounts payable                                            (854)     29,630
        Accrued expenses                                            (271)      1,073
        Deferred revenue                                           3,163        (607)
        Other                                                        491      (2,150)
                                                                --------    --------
            Total adjustments                                     35,258      55,254
                                                                --------    --------
           Net cash provided by operating activities              45,020      63,067
                                                                --------    --------

Cash flows from investing activities:
   Purchases of marketable securities, net                          (244)       (252)
   Purchases or  adjustments to  acquisitions  of businesses, represented by:
         Goodwill                                                     --      (3,225)
         Other net assets                                             --         (13)
   Acquisition of property, plant and equipment                   (2,861)     (2,571)
                                                                --------    --------
Net cash used by investing activities                             (3,105)     (6,061)
                                                                --------    --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                        251         129
   Borrowings (repayments) under lines of credit, net            (12,584)      1,457
   Principal payments of obligations under capital leases           (164)        (47)
                                                                --------    --------
            Net cash provided (used) by financing activities     (12,497)      1,539
                                                                --------    --------
Effect of exchange rate changes on cash                             (202)     (1,129)
                                                                --------    --------
Net change in cash                                                29,216      57,416
Cash and cash equivalents:
   Beginning of period                                            58,051      32,234
                                                                ========    ========
   End of period                                                $ 87,267    $ 89,650
                                                                ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)

1. FINANCIAL STATEMENTS

      The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

2. RESTRUCTURING

      On December 11, 1997, the Company announced a restructuring of its operations (the "Restructuring"). The objectives of the Restructuring were to simplify the business worldwide, reduce the cost structure, increase productivity of the salesforce and eliminate certain non-core businesses operating at a loss. The Restructuring involved the closing of the Company's businesses in Australia and Japan, the sale of its operations in Norway, Denmark and Finland and the write-off of the goodwill of its German subsidiary. In addition, the Company closed its European headquarters in the United Kingdom reducing certain functions and transferring others to the United Kingdom operation, other European business units and the United States. In the United States, the Company consolidated its USA Flex business from its facility in Bloomingdale, Illinois to existing facilities in New Jersey and Connecticut and wrote off all of the goodwill associated with this business. The Company also closed its Online Interactive, Inc. in Seattle, Washington facility and wrote off the related goodwill. In addition, the Company reorganized its domestic salesforce. In connection with the Restructuring, approximately 600 positions were eliminated. The Company recorded a pre-tax charge of $67,828 in the fourth quarter of 1997. The charge was comprised of goodwill write-offs of $41,907, severance costs of $10,314 and $15,607 of other costs including lease terminations, moving and asset write-downs. These restructuring activities were substantially completed in the first quarter of 1998.

3. NEW ACCOUNTING STANDARD

      In June 1997 the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Company adopted SFAS No. 130 effective January 1, 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments be included in the presentation of comprehensive income.

      The components of comprehensive income, net of related tax, for the three month periods ended March 31, 1998 and 1997 are as follows:

                                                    Three Months Ended
                                              March 31, 1998    March 31, 1997
                                              --------------    --------------

      Net earnings                                    $9,762            $7,813
      Unrealized gains (losses) on
       marketable securities                               6               (36)
      Foreign currency translation
       adjustments                                      (496)           (5,001)

                                              --------------    --------------

      Comprehensive income                            $9,272            $2,776
                                              ==============    ==============


      The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:


                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------

      Unrealized gains on marketable
       securities                                   $     10          $      4
      Foreign currency translation
       adjustments                                   (10,899)          (10,403)
                                              --------------    --------------
      Accumulated other comprehensive
       income                                       $(10,889)         $(10,399)
                                              ==============    ==============

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

Micro Warehouse, Inc. (the "Company") is a specialty catalog retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. The Company markets its products through frequent mailings of its distinctive, colorful catalogs, space advertising in computer publications, Internet catalog and auction web sites on the worldwide web and telemarketing account managers who focus on corporate, education and government accounts. The Company offers brand name hardware and software from leading vendors such as Adobe, Apple, 3Com, Compaq, Hewlett Packard, IBM, Iomega, Microsoft, Motorola, and Toshiba.

Through its four core catalogs, Micro Warehouse, Mac Warehouse, Data Comm Warehouse and Inmac, various specialty catalogs, space advertising and its Internet sites, the Company offers a broad assortment of more than 30,000 computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog title focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products.

The Company currently publishes catalogs in seven countries outside the United States, specifically Canada, France, Germany, Mexico, the Netherlands, Sweden and the United Kingdom. The international operations represented approximately 30% of the Company's sales in the three month period ended March 31, 1998. In December 1997 the Company announced a major restructuring of its operations including the sale or disposal of Macintosh - dependent operations in Australia, Denmark, Finland, Japan and Norway.


RESULTS OF OPERATIONS

The table below sets forth certain items expressed as a percent of net sales for each of the three month periods ended March 31, 1998 and 1997:


                                                           Three Months Ended
                                                                March 31,
                                                            1998      1997
                                                            ----      ----
Net sales                                                  100.0%    100.0%
Cost of sales                                               84.0      83.5
                                                           -----     -----
Gross profit                                                16.0      16.5
Selling, general and administrative expenses                13.3      14.2
                                                           -----     -----
Income from operations before interest and income taxes      2.7       2.3
Interest income, net                                         0.2       0.2
                                                           -----     -----
Income before income taxes                                   2.9%      2.5%


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales increased by $22.2 million or 4.2% to $551.7 million for the three months ended March 31, 1998, from $529.5 million for the same period last year. This increase in net sales was primarily attributable to continued growth in the Wintel business which increased by approximately 19.0%. Worldwide Macintosh ("Mac") sales declined by approximately 15.0%. The Mac business represented approximately 35.0% of total worldwide sales, down from approximately 43.0% in the same period last year. Excluding the results of the small Mac-dependent businesses that were closed or sold in early 1998, net sales increased by $37.7 million or 7.1% for the three months ended March 31, 1998, compared to the same period last year.

Domestic sales for the three months ended March 31, 1998 increased $29.2 million or 8.2% from the same period last year to $385.7 million. Wintel sales increased approximately 28.0% due to significant increases in sales of Wintel desktop computers, printers, networking switches and hubs and digital cameras. Mac sales decreased approximately 12.0%. Wintel CPU sales increased by approximately 49.0% while Wintel CPU unit volume grew by approximately 95% over the same period last year. The average order size increased 12.5% to $534. Catalog circulation decreased 8.0% to 23.7 million catalogs principally as a result of reduced Macintosh catalog circulation. The Wintel sales growth in the United States without the USA Flex business acquired in October 1996 was approximately 42.0%.

International sales for the three months ended March 31, 1998 decreased by $7.0 million or 4.0% from the prior year to $166.0 million. International Wintel sales were up approximately 5.0% while Mac sales declined approximately 27.0%. International sales decreased to 30.1% of total net sales in the three months ended March 31, 1998 from 32.7% in the same period last year. The average order size decreased 2.5% to $513. Catalog circulation decreased by 23.7% to 6.0 million catalogs principally as a result of reduced Macintosh catalog circulation. In addition, translation of international sales at 1997 exchange rates reduced sales in dollars by approximately 4.0% as compared to the same period last year. Excluding the results of the businesses that were closed or sold in early 1998, international sales were up 5.3% and up 10.1% on a currency adjusted basis compared to the same period last year.

The gross profit percentage for the three months ended March 31, 1998 was 16.0% of net sales, compared to 16.5% in the same period last year. The percentage decrease was principally due to a decline in margins for the software category and generally lower margins in the computer supplies category.

Selling, general and administrative expenses were $73.5 million, or 13.3% of net sales for the three months ended March 31, 1998, compared to $75.2 million or 14.2% of net sales for the same period last year. The percentage decrease was principally due to lower net advertising costs which decreased to 1.0% of net sales compared to 1.7% in the same period last year, lower insurance and legal costs and savings from the disposal of international businesses. These savings were partially offset by an increase in compensation costs for the domestic sales force compared to the same period last year. Worldwide catalog circulation for the three months ended March 31, 1998 was reduced by 12.0% to 29.6 million catalogs compared to the same period last year, principally as a result of reduced Macintosh catalog circulation. The active customer base decreased approximately 8.0% to 2.1 million for the three months ended March 31, 1998 compared to the same period last year, principally due to a reduction in the number of Macintosh consumer customers.

Operating income for the three months ended March 31, 1998 was $14.9 million as compared to $12.2 million for the same period last year. International operations during the three months ended March 31, 1998 had operating income of $4.6 million compared to being break even in the same period last year. Reductions in net catalog expenses were the primary factor in the improved international operating profit for the three months ended March 31, 1998 compared to the same period last year. The prior year results included $1.0 million in aggregate losses related to the Company's businesses in Denmark, Finland, Norway, Australia and Japan which were sold or disposed of in early 1998.

Net interest income increased to $1.4 million for the three months ended March 31, 1998 from $0.9 million for the same period last year. The increase was due primarily to the higher level of cash and cash equivalents in the three months ended March 31, 1998 available for investment compared to the same period last year.

Liquidity and Capital Resources

As of March 31, 1998, the Company had cash and short-term investments totaling $108.3 million compared to $78.9 million at December 31, 1997. This increase was due primarily to a planned reduction in inventories. The current ratio was 2.1 to 1 at March 31, 1998 compared to 2.0 to 1 at December 31, 1997 and working capital was $277.6 million compared to $262.4 million for the same periods respectively.

Inventories decreased to $124.5 million at March 31, 1998 from $170.5 million at December 31, 1997 due to improved inventory management. Inventory turns for the three months ended March 31, 1998 were 13 compared to 12 for the three months ended December 31, 1997. Accounts receivable increased to $226.0 million at March 31, 1998 from $217.5 million at December 31, 1997. Accounts payable decreased to $163.0 million at March 31, 1998 from $168.9 million at December 31, 1997. Overall, operations generated cash of $45.0 million in the current quarter.

Capital expenditures for the first three months of 1998 were $2.9 million, primarily for computer software and equipment and leasehold improvements. The Company anticipates that future growth will require continued investment in its computer systems and distribution facilities.

At March 31, 1998, the Company had a multi-currency revolving credit facility of $75.0 million which reduces by an aggregate of $20.0 million at the rate of $6.7 million on each of June 30, September 30, and December 31, 1998. This facility expires on June 30, 1999. The facility is used for general corporate and working capital purposes for the Company's domestic and certain of the Company's foreign subsidiaries. As of March 31, 1998, there were no borrowings under this multi-currency agreement. Additionally, at March 31, 1998, the Company had unused lines of credit in the United Kingdom and France which provide for unsecured borrowings up to 2.0 million British pounds ($3.4 million at March 31, 1998 exchange rate) and 45 million French francs ($7.3 million at March 31, 1998 exchange rate), respectively, for working capital purposes.

The Company is utilizing forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in its foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. The Company's credit exposure is limited to the replacement cost, if any, of the instruments and the Company only enters into such agreements with highly-rated counterparties. The Company matches the term and notional amount of the contracts to the underlying intercompany loans or investments and does not enter into forward exchange contracts for trading or speculative purposes. At March 31, 1998 the Company had outstanding forward exchange contracts at $6.3 million which mature in three months or less. The single largest currency represented is the French franc.

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

Some Wintel manufacturers and distributors have historically provided the Company with incentives in the form of supplier reimbursements, price protection payments and rebates. The increasingly competitive Wintel environment between and amongst computer hardware manufacturers has already resulted in reduction and/or elimination of some of these incentive programs. Additionally, the return rights historically offered by manufacturers have recently become more limited and it is likely that such limitations and reduced incentive payment levels will continue in 1998. Manufacturers are also taking steps to reduce their inventory exposure by supporting "build to order" programs in which distributors and resellers are being authorized to directly manufacture computer hardware. This trend is part of an overall effort by manufacturers to reduce their costs and shift the burden of inventory risk to resellers like the Company.

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


Information Concerning Forward-Looking Statements

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: uncertainties attributable to Internet commerce generally; uncertainties surrounding the electronic software reselling business attributable to technological and commercial issues; uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple products; competition from other catalog, retail store, on-line and other resellers of computer products; issues surrounding the Company's European businesses; uncertainties surrounding the implementation of programs and activities described in the Company's December 1997 announced restructuring; and the ultimate outcome of the not yet settled litigation proceedings and SEC formal investigation brought in connection with the Company's reported accounting errors. These and other factors are described generally in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1997 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality," and "Outlook." Forward-looking statements are typically identified by the works "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      The information required by this item appears in Note 14 to Notes to Consolidated Financial Statement on page 40 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference. Additionally the United States District Court preliminarily approved the settlement of the consolidated class action and derivative lawsuit on March 11, 1998. Hearings on final approval are scheduled for June 2 and June 3, 1998. The settlements are contingent upon final approval by the United States District Court following hearing upon notice to class participants, and, as appropriate, other shareholders.

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

                                 MARCH 31, 1998


                                    SIGNATURE


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MICRO WAREHOUSE, INC.

                                          The Registrant

Date:  May  14, 1998
                                          By /Wayne P. Garten/
                                             -----------------------------
                                             WAYNE P. GARTEN
                                              Executive Vice President and
                                              Chief Financial Officer

                                                  (Duly Authorized Officer of
                                                  the Registrant and Principal
                                                  Financial Officer)