Form 10-Q
period 1998-06-30
MICRO WAREHOUSE INC
filed 1998-08-14
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1998

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

Class: COMMON STOCK              Outstanding Shares At June 30, 1998: 34,632,208

                              MICRO WAREHOUSE, INC.

                                      INDEX

                                                                Page

     PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements (unaudited)

        Consolidated Balance Sheets .............................3

        Consolidated Statements of Operations ...................4

        Consolidated Statements of Cash Flows ...................5

        Notes to Unaudited Consolidated Financial Statements ....6

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations ....8

     PART II - OTHER INFORMATION................................14

     SIGNATURE .................................................15

     EXHIBIT 11.................................................16

     EXHIBIT 27.................................................17

Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                           ---------------------------

                                                                            June 30,   December 31,
                                                                             1998         1997
                                                                           ---------    ---------
ASSETS                                                                    (unaudited)   (audited)
Current assets:
  Cash and cash equivalents                                                $ 162,434    $  58,051
  Marketable securities at market value                                       21,192       20,817
  Accounts receivable, net of allowance for doubtful accounts ($9,062
   and $13,399 at June 30, 1998 and December 31, 1997, respectively)         203,332      217,475
  Inventories                                                                101,481      170,543
  Prepaid expenses and other current assets                                   14,904       11,763
  Tax refunds                                                                 17,449       23,452
  Deferred taxes                                                              25,585       30,903
                                                                           ---------    ---------
     Total current assets                                                    546,377      533,004
                                                                           ---------    ---------
Property, plant and equipment, net                                            28,854       32,416
Goodwill, net                                                                 44,944       45,744
Non-current deferred taxes                                                     4,187        5,850
Other assets                                                                   1,770        2,330
                                                                           ---------    ---------
     Total assets                                                          $ 626,132    $ 619,344
                                                                           =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 169,117    $ 168,886
  Accrued expenses                                                            60,418       66,563
  Accrued litigation settlements                                              34,000       16,100
  Deferred revenue                                                             8,615        5,944
  Loans payable, bank                                                             --       12,570
  Obligations under capitalized leases                                           206          492
                                                                           ---------    ---------
     Total liabilities                                                       272,356      270,555

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                                          --           --
 Series A Junior Participating Preferred Stock, $.01 par value:
    Authorized - 45 shares; none issued                                           --           --
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and outstanding; 34,632 and
      34,639 shares at June 30, 1998 and December 31, 1997, respectively         346          346
  Additional paid-in capital                                                 283,331      282,865
  Deferred compensation                                                       (3,861)      (4,413)
  Retained earnings                                                           85,112       80,390
  Cumulative translation adjustment                                          (11,163)     (10,403)
  Valuation adjustment for marketable securities                                  11            4
                                                                           ---------    ---------
     Total stockholders' equity                                              353,776      348,789
                                                                           ---------    ---------
     Total liabilities and stockholders' equity                            $ 626,132    $ 619,344
                                                                           =========    =========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 1998 and 1997
                      (in thousands, except per share data)
          ------------------------------------------------------------
                                   (unaudited)

                                                          Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                         1998          1997         1998         1997
                                                      ----------    ----------   ----------   ----------
       Net sales                                      $  521,487    $  500,420   $1,073,193   $1,029,922

       Cost of goods sold                                437,257       416,507      900,602      858,546
                                                      ----------    ----------   ----------   ----------

           Gross profit                                   84,230        83,913      172,591      171,376

       Selling, general and administrative expenses       68,559        71,953      142,025      147,196
                                                      ----------    ----------   ----------   ----------

       Income from operations before interest,
       litigation provision and income taxes              15,671        11,960       30,566       24,180

       Interest income, net                                2,347         1,712        3,721        2,572

       Provision for settlement of Inmac Corp.
       shareholder litigation                             14,000            --       14,000           --
                                                      ----------    ----------   ----------   ----------

          Income before income taxes                       4,018        13,672       20,287       26,752

       Income tax provision                                9,058         5,851       15,565       11,120
                                                      ----------    ----------   ----------   ----------

            Net income (loss)                         $   (5,040)   $    7,821   $    4,722   $   15,632
                                                      ==========    ==========   ==========   ==========

       Basic net income (loss) per share              $    (0.15)   $     0.23   $     0.14   $     0.45
                                                      ==========    ==========   ==========   ==========

       Diluted net income (loss) per share            $    (0.15)   $     0.23   $     0.14   $     0.45
                                                      ==========    ==========   ==========   ==========

       Shares used in per share calculation -
                 Basic                                    34,633        34,432       34,617       34,378
                                                      ==========    ==========   ==========   ==========

                 Diluted                                  34,633        34,732       34,796       34,563
                                                      ==========    ==========   ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                                 (in thousands)
                 -----------------------------------------------
                                   (unaudited)

Cash flows from operating activities:                                           1998         1997
                                                                             ---------    ---------
   Net income                                                                $   4,722    $  15,632
                                                                             ---------    ---------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            6,847        8,372
        Non-cash compensation                                                      552          839
        Deferred taxes                                                           6,981        1,037
   Changes in assets and liabilities:
        Accounts receivable, net                                                 7,861       10,083
        Inventories                                                             66,663       56,945
        Prepaid expenses and other current assets                                2,603       (4,558)
        Other assets                                                               260       (1,390)
        Accounts payable                                                         4,679       10,115
        Accrued expenses                                                         1,525       (9,464)
        Accrued litigation settlements                                          17,900           --
        Deferred revenue                                                         2,656        5,391
        Other                                                                       33       (3,268)
                                                                             ---------    ---------
            Total adjustments                                                  118,560       74,102
                                                                             ---------    ---------
           Net cash provided by operating activities                           123,282       89,734
                                                                             ---------    ---------

Cash flows from investing activities:
   Purchases of marketable securities, net                                        (368)        (493)
   Purchases or adjustments to acquisitions of businesses, represented by:
         Goodwill                                                                   --       (3,816)
         Other net assets                                                           --          (13)
   Acquisition of property, plant and equipment                                 (6,023)      (7,749)
                                                                             ---------    ---------
Net cash used by investing activities                                           (6,391)     (12,071)
                                                                             ---------    ---------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                    1,310          706
   Repurchase of common stock                                                     (844)          --
   Repayments under lines of credit, net                                       (12,584)     (14,201)
   Principal payments of obligations under capital leases                         (286)         (70)
                                                                             ---------    ---------
            Net cash used by financing activities                              (12,404)     (13,565)
                                                                             ---------    ---------
Effect of exchange rate changes on cash                                           (104)      (1,582)
                                                                             ---------    ---------
Net change in cash                                                             104,383       62,516
Cash and cash equivalents:
   Beginning of period                                                          58,051       32,234
                                                                             ---------    ---------
   End of period                                                             $ 162,434    $  94,750
                                                                             =========    =========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)
              ----------------------------------------------------

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997. Certain reclassifications have been made to conform the prior year to the 1998 presentation.

2.       RESTRUCTURING

         On December 11, 1997, the Company announced a restructuring of its operations (the "Restructuring"). The objectives of the Restructuring were to simplify the business worldwide, reduce the cost structure, increase productivity of the sales force and eliminate certain non-core businesses operating at a loss. The Restructuring involved the closing of the Company's businesses in Australia and Japan, the sale of its operations in Norway, Denmark and Finland and the write-off of the goodwill of its German subsidiary. In addition, the Company closed its European headquarters in the United Kingdom, reducing certain functions and transferring others to the United Kingdom operation, other European business units and the United States. In the United States, the Company consolidated its USA Flex business from its facility in Bloomingdale, Illinois to existing facilities in New Jersey and Connecticut and wrote off all of the goodwill associated with this business. The Company also closed its Online Interactive, Inc. subsidiary in Seattle, Washington and wrote off the related goodwill. In addition, the Company reorganized its domestic sales force. In connection with the Restructuring, approximately 600 positions were eliminated.

         As a result of the Restructuring, the Company recorded a pre-tax charge of $67,828 in the fourth quarter of 1997. The charge comprised goodwill write-offs of $41,907, severance costs of $10,314 and $15,607 of other costs including lease terminations, moving costs and asset write-downs. These activities were substantially completed in the first quarter of 1998.

3.       NEW ACCOUNTING STANDARDS

         In June 1997 the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments be included in the presentation of comprehensive income. The Company adopted SFAS No. 130 effective January 1, 1998.

         The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
                                                                1998       1997       1998        1997
                                                               -------    -------    -------    --------
          Net income (loss)                                    $(5,040)   $ 7,821    $ 4,722    $ 15,632
          Unrealized gains (losses) on marketable securities         1        (64)         7        (100)
          Foreign currency translation adjustments                (264)    (1,713)      (760)     (6,714)

                                                               -------    -------    -------    --------

          Comprehensive income (loss)                          $(5,303)   $ 6,044    $ 3,969    $  8,818
                                                               =======    =======    =======    ========

        The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

                                               June 30, 1998  December 31, 1997
                                               -------------  -----------------

    Unrealized gains on marketable securities     $     11       $      4
    Foreign currency translation adjustments       (11,163)       (10,403)
                                                  --------       --------
    Accumulated other comprehensive income        $(11,152)      $(10,399)
                                                  ========       ========

        Also in June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company will implement SFAS No. 131 in its year end 1998 financial statements.

4.      LEGAL PROCEEDINGS

        A pre-tax charge of $14,000 was recorded in the second quarter of 1998 for the settlement of the lawsuit brought by holders of approximately 1,300 shares of the Company's common stock which arose out of the stock merger between the Company and Inmac Corp., relating to the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years (the "Restatement"). This settlement provided for a total payment of $19,000, $6,000 of which was in the form of freely tradeable common stock. The implementation of this settlement occurred July 30, 1998. The pre-tax charge was based on the total amount of the settlement ($19,000), net of a $5,000 contribution from a non-affiliated source. On an after-tax basis, the charge recorded was $15,849.

        In addition, the Company reached a settlement with the State Board of Administration of Florida covering approximately 51 shares. The Company has made a $150 settlement payment to the State Board of Administration which had earlier elected not to participate in the $30,000 settlement of the consolidated securities class action lawsuit approved by the U.S. District Court on June 2, 1998.

        These settlements exclude the ongoing SEC formal investigation into the events underlying the Restatement. The Company is cooperating with the SEC in its investigation.

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

The Company currently publishes catalogs in seven countries outside the United States, specifically Canada, France, Germany, Mexico, the Netherlands, Sweden and the United Kingdom. The international operations represented approximately 29% of the Company's sales in the six month period ended June 30, 1998. In December 1997 the Company announced a major restructuring of its operations including the sale or disposal of Macintosh-dependent operations in Australia, Denmark, Finland, Japan and Norway.

RESULTS OF OPERATIONS

The table below sets forth certain items expressed as a percent of net sales for each of the three and six month periods ended June 30, 1998 and 1997:

                                                          Three Months Ended  Six Months Ended
                                                               June 30,           June 30,
                                                           1998      1997      1998      1997
                                                          ------    ------    ------    ------
Net sales                                                  100.0%    100.0%    100.0%    100.0%
Cost of goods sold                                          83.8      83.2      83.9      83.4
                                                          ------    ------    ------    ------
Gross profit                                                16.2      16.8      16.1      16.6
Selling, general and administrative expenses                13.1      14.4      13.2      14.3
Litigation settlement                                        2.8        --       1.3        --
                                                          ------    ------    ------    ------
Income from operations before interest and income taxes      0.3       2.4       1.6       2.3
Interest income, net                                         0.5       0.3       0.3       0.3
                                                          ------    ------    ------    ------
Income before income taxes                                   0.8%      2.7%      1.9%      2.6%

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales increased by $21.1 million or 4.2% to $521.5 million for the three months ended June 30, 1998, from $500.4 million for the same period last year. This increase in net sales was primarily attributable to continued growth in the IBM PC-compatible ("Wintel") business which increased by approximately 20%. Worldwide Macintosh ("Mac") sales declined by approximately 18%. The Mac business represented approximately 33% of net sales, down from approximately 42% in the same period last year. Excluding the results of the small Mac-dependent businesses that were sold in early 1998, net sales increased by $35.2 million or 7.2% for the three months ended June 30, 1998, compared to the same period last year. Worldwide average order value increased 4.0% to $514 while worldwide catalog circulation increased 1.1% to
27.4 million. The active customer base decreased approximately 8% to 2.1 million for the three months ended June 30, 1998 compared to the same period last year, principally due to a reduction in the number of Macintosh consumer customers.

Domestic sales for the three months ended June 30, 1998 increased $31.5 million or 9.1% from the same period last year to $379.2 million. Wintel sales increased approximately 32% due to significant increases in sales of Wintel desktop computers, printers, servers, PDAs, digital cameras, networking routers and remote access products. Mac sales decreased approximately 16%. Wintel CPU sales increased by approximately 46% while Wintel CPU unit volume grew by approximately 83% over the same period last year. Mac CPU sales decreased approximately 11% while Mac CPU unit volume declined 6% over the same period last year. The average order value increased 6.7% to $554. Catalog circulation increased 7.4% from the same period last year to 22.5 million catalogs principally as a result of increased Macintosh and Inmac catalog circulation. Internet-related sales for the quarter were approximately $41 million, up from $30 million in the first quarter of 1998 and up from $7 million in the year-ago second quarter. Sales from the Company's e-commerce site warehouse.com were approximately $28 million, while sales from its Internet auction site webauction.com were approximately $13 million for the three months ended June 30, 1998. In June 1998 the number of daily visitors to the two Internet sites was approximately 51,000.

International sales for the three months ended June 30, 1998 decreased by $10.4 million or 6.8% from the prior year to $142.3 million, and were down 4.3% on a currency-adjusted basis compared to 1997. Wintel sales were flat while Macintosh-related sales declined approximately 25%. International sales decreased to 27.3% of total net sales in the three months ended June 30, 1998 from 30.5% in the same period last year. The average order size decreased 3.2% to $430. Catalog circulation decreased by 21.0% to 4.9 million catalogs principally as a result of reduced Inmac and Wintel catalog circulation. Excluding the results of the businesses disposed of in early 1998, international sales were up 2.6%, and, on a currency adjusted basis, 5.5% compared to the same period last year.

The gross profit margin for the three months ended June 30, 1998 was 16.2% of net sales compared to 16.0% in the first quarter of 1998 and 16.8% in the same period last year. The year-on-year decline was principally due to a decline in gross margin for software products and gross margins in the Company's webauction.com business that were lower than the Company's average gross margins.

Selling, general and administrative expenses were $68.6 million, or 13.1% of net sales for the three months ended June 30, 1998, compared to $72.0 million or 14.4% of net sales for the second quarter of 1997. The percentage decrease was principally due to savings from the disposal and restructuring of certain international businesses, lower insurance and legal costs and lower net advertising costs which decreased to 0.6% of net sales compared to 0.8% in the same period last year. These savings were partially offset by an increase in compensation costs for the domestic sales force.

Operating income for the three months ended June 30, 1998 included a pre-tax charge of $14.0 million relating to the settlement of the lawsuit brought by the holders of approximately 1.3 million shares of the Company's common stock which arose out of the stock merger between the Company and Inmac Corp. relating to the facts underlying the Company's restatement of certain financial statements covering the 1992 through 1995 fiscal years (the "Restatement"). Excluding this charge, operating income for the three months ended June 30, 1998 was $15.7 million as compared to $12.0 million for the same period last year. International operations during the three months ended June 30, 1998 had operating income of $1.4 million compared to a loss of $0.8 million in the same period last year. Reductions in net catalog expenses were the primary factor in the improved international operating profit. The prior year results included $1.3 million in aggregate losses related to the Company's businesses in Denmark, Finland, Norway, Australia and Japan that were sold or disposed of in early 1998.

Net interest income increased to $2.3 million for the three months ended June 30, 1998 from $1.7 million for the same period last year. The increase was due primarily to the higher level of cash and cash equivalents in the three months ended June 30, 1998 available for investment.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales increased by $43.3 million or 4.2% to $1,073.2 million in the six months ended June 30, 1998 from $1,029.9 million in the six months ended June 30, 1997. This increase in net sales was primarily attributable to continued growth in the Wintel business which increased by approximately 19%. The worldwide Mac business declined approximately 17%. The Mac business represented approximately 34% of net sales, down from approximately 43% in the same period last year. Worldwide average order value increased 5.9% to $521 while worldwide catalog circulation declined 5.6% to 57.0 million. Excluding sales from webauction.com, worldwide average order value was $540.

Domestic sales increased 8.6% to $764.9 million while international sales declined 5.4% to $308.3 million. Excluding the results of the small Mac-dependent businesses that were sold in early 1998, international sales were up 4.1%, and, on a currency-adjusted basis, 7.9% compared to the same period last year. Internet-related sales increased to approximately $72 million for the six months ended June 30, 1998 from $12 million during the six months ended June 30, 1997.

Gross profit margin for the six months decreased as a percentage of net sales to 16.1% in 1998 from 16.6% during the same period last year. The percentage decline in gross margin in 1998 is principally attributable to a decline in margins for software products and gross margins in the webauction.com business unit that were lower than the Company's average gross margins.

Selling, general and administrative expenses decreased by 3.5% to $142.0 million for the six months ended June 30, 1998 from $147.2 million for the same period in 1997 and declined as a percentage of net sales to 13.2% from 14.3%. The percentage decrease was principally due to savings from the disposal and restructuring of certain international businesses, lower insurance and legal costs and lower net advertising costs which decreased to 0.8% of net sales from 1.2% of net sales. These savings were partially offset by an increase in compensation costs for the domestic sales force.

Operating income for the six months ended June 30, 1998 included a pre-tax charge of $14.0 million relating to the settlement of the lawsuit brought by the holders of approximately 1.3 million shares of the Company's common stock which arose out of the stock merger between the Company and Inmac Corp. relating to the facts underlying the Company's Restatement. Excluding this charge, operating income for the six months ended June 30, 1998 was $30.6 million as compared to $24.2 million for the same period last year. International operations during the three months ended June 30, 1998 had operating income of $6.0 million compared to a loss of $0.8 million in the same period last year. Reductions in net catalog expenses were the primary factor in the improved international operating profit. The prior year results included $2.3 million in aggregate losses related to the Company's businesses in Denmark, Finland, Norway, Australia and Japan that were sold or disposed of in early 1998.

Net interest income increased to $3.7 million for the six months ended June 30, 1998 from $2.6 million for the same period in 1997. The increase was due primarily to the higher level of cash and cash equivalents available for investment.

The Company's effective income tax rate was 76.7% for the six months ended June 30, 1998 versus 41.6% for the same period in 1997. The increase in the effective tax rate resulted primarily from the provision for settlement of the Inmac Corp. shareholder litigation, since the settlement is not deductible for tax purposes. The $19 million pre-tax charge for the settlement was recorded net of a $5 million contribution from a non-affiliated source. Excluding the net after tax charge of $15.8 million for the litigation settlement, the effective income tax rate for the six months ended June 30, 1998 was 40.0%.

Liquidity and Capital Resources

As of June 30, 1998, the Company had cash and short-term investments totaling $183.6 million compared to $78.9 million at December 31, 1997 while all of the $12.6 million of short-term borrowings outstanding at December 31, 1997 were paid off. The increase was due primarily to improved inventory management as inventories decreased to $101.5 million at June 30, 1998 from $170.5 million at December 31, 1997. Inventory turns for the three months ended June 30, 1998 were 16 compared to 11 in the same period in 1997. Accounts receivable decreased to $203.3 million at June 30, 1998 from $217.5 million at December 31, 1997. Days sales outstanding increased slightly to 48 days from 44 days in the same period in 1997. Accounts payable increased slightly to $169.1 million at June 30, 1998 from $168.9 million at December 31, 1997. Overall, operations generated cash of $123.3 million during the six months ended June 30, 1998.

Capital expenditures for the first six months of 1998 were $6.0 million, primarily for computer software and equipment and leasehold improvements. In July 1998 the Company completed arrangements for the construction of a new 221,000 sq. ft. warehouse facility at the Airborne Express hub in Wilmington, Ohio for occupancy in spring of 1999. The Company anticipates that future growth will require continued investment in its computer systems. In addition, the Company anticipates spending approximately $12-15 million for equipment, fixtures and a warehouse management system for the new warehouse over the next twelve months. The Company has executed a 10-year lease of this warehouse facility to commence upon completion of construction which is anticipated to be during the first half of 1999.

At June 30, 1998, the Company had a multi-currency revolving credit facility of $68.3 million which reduces by an aggregate of $13.3 million in equal increments on each of September 30, and December 31, 1998. This facility expires on June 30, 1999. The facility is available for general corporate and working capital purposes for the Company's domestic and certain of the Company's foreign subsidiaries. As of June 30, 1998, there were no borrowings under this facility. Additionally, at June 30, 1998 the Company had unused lines of credit in the United Kingdom and France which provide for unsecured borrowings up to 2.0 million British pounds and 45 million French francs ($3.3 million and $7.4 million at June 30, 1998 exchange rates, respectively), for working capital purposes.

The Company is utilizing forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in its foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. The Company's credit exposure is limited to the replacement cost, if any, of the instruments and the Company only enters into such agreements with highly-rated counterparties. The Company matches the term and notional amount of the contracts to the underlying intercompany loans or investments and does not enter into forward exchange contracts for trading or speculative purposes. At June 30, 1998 the Company had outstanding forward exchange contracts in notional amounts of $10.8 million which mature in three months or less. The single largest currency represented is the French franc.

In June 1998, the Board of Directors authorized a program for the purchase of up to $10.0 million of its common stock. To date the Company purchased 277,000 shares at a cost of $4.7 million representing 0.8% of the Company's outstanding common stock at the beginning of the year. In connection with the settlement of the Inmac Corp. shareholder litigation, 277,457 shares were issued.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its cash needs for at least the next 12 months.

Year 2000 Compliant Information Systems

The Company uses software and related technologies throughout its business that will be affected by the Year 2000 problem common to most businesses concerning the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company is evaluating its software operating systems to improve its operations and achieve year 2000 compliance. As a result, the Company will modify certain of its software operating systems and is in the process of replacing its financial software systems. The Company is presently finalizing its estimates with respect to such costs and expects that such costs will not be material to the Company's results of operations, though there can be no assurance in this regard.

In addition, the Year 2000 problem may adversely affect the manufacturers of the products that the Company resells to its customers. While the Company believes that the manufacturers of such products fully intend to achieve Year 2000 compliance, there can be no assurance they will or of the impact on the Company that any such failure may cause.

Outlook

The Company depends in large part on sales of hardware and software products for users of Apple Macintosh computers. These products represented approximately 33% of the Company's net sales for the quarter ended June 30, 1998. Published reports indicate that the level of supply of and demand for Apple Macintosh products continues to be uncertain. By the end of 1997 the Apple "clone" market had essentially disappeared. Apple has also implemented more restrictive price protection and other terms for 1998 and has reduced the level of advertising allowances and incentives available to resellers. Apple has also significantly restricted the number of authorized resellers of its products and has commenced direct competition with the Company and other resellers on the Internet. In addition to the continuing impact of these matters, other ongoing uncertainties concerning Apple may adversely affect the Company's worldwide Macintosh-related sales and the Company's business, financial condition and results of operations.

The Company acquires Wintel products for resale both directly from manufacturers and indirectly through distributors and other sources. Many of these manufacturers and distributors have historically provided the Company with incentives in the form of supplier reimbursements, price protection payments, rebates and other similar arrangements. The increasingly competitive environment between and amongst computer hardware manufacturers has already resulted in reduction and/or elimination of some of these incentive programs. Additionally, the return rights historically offered by manufacturers have become more limited. Manufacturers are also taking steps to reduce their inventory exposure by supporting "build to order" programs in which distributors and resellers are being authorized to directly manufacture computer hardware. This trend is part of an overall effort by manufacturers to reduce their costs and shift the burden of inventory risk to resellers like the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes that its future success depends, in part, on its ability to improve the skills and productivity of its sales force. These improvements will require that the Company establish successful recruiting, training and retention programs and initiatives.

Information Concerning Forward-Looking Statements

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: uncertainties attributable to Internet commerce generally; risks associated with systems capacity restraints; uncertainties surrounding the electronic software reselling business attributable to technological and commercial issues; uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple products; competition from other catalog, retail store, on-line and other resellers of computer products; issues surrounding the Company's European businesses; uncertainties surrounding the implementation of programs and activities described in the Company's December 1997 announced restructuring; uncertainties surrounding the Company's recruiting, training and retention initiatives; and the ultimate outcome of the SEC formal investigation brought in connection with the Company's reported accounting errors. These and other factors are described generally in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1997 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality," and "Outlook" and in the Company's Form 10-Q for the quarter ended March 31, 1998 and the "Risk Factors" in the Company's Form S-3 filed July 22, 1998. Forward-looking statements are typically identified by the works "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required by this item appears in Note 14 to Notes to Consolidated Financial Statements on page 40 of the Company's 1997 Annual Report to Stockholders, Item 1 of Part II of the Company's Form 10-Q for the quarter ended March 31, 1998 and the section captioned "Litigation" in the Company's Form S-3 filed July 22, 1998, all of which information is incorporated herein by reference. Additionally, the Company has settled with and paid to the State Board of Administration of Florida $150,000 in satisfaction of its claims arising out of the Restatement.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 11 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

         (b) Reports on Form 8-K

         The Company filed a Form 8-K pursuant to Item 5 therein on July 22, 1998 to report that it had reached a preliminary settlement of the lawsuit brought by the holders of approximately 1.3 million shares of the Company's common stock which arose out of the stock merger between the Company and Inmac Corp. relating to the facts underlying the Company's Restatement and a final settlement of the lawsuit brought by the State Board of Administration of Florida covering approximately 50,600 shares.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MICRO WAREHOUSE, INC.

Date: August 13, 1998
                                            By /s/ Wayne P. Garten
                                               ---------------------------------
                                               WAYNE P. GARTEN
                                               Executive Vice President and
                                               Chief Financial Officer

                                            (Duly Authorized Officer of the
                                            Registrant and Principal Financial
                                            Officer)