Form 10-Q
period 1998-09-30
MICRO WAREHOUSE INC
filed 1998-11-16
CIK 892872

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

Class: COMMON STOCK        Outstanding Shares At September 30, 1998: 34,921,027

                              MICRO WAREHOUSE, INC.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (unaudited)

   Consolidated Balance Sheets .............................................  3

   Consolidated Statements of Operations ...................................  4

   Consolidated Statements of Cash Flows ...................................  5

   Notes to Unaudited Consolidated Financial Statements ....................  6

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................  9


PART II - OTHER INFORMATION................................................. 17

SIGNATURE .................................................................. 19

INDEX TO EXHIBITS .......................................................... 20

EXHIBIT 10 ................................................................. 21

EXHIBIT 11.................................................................. 47

EXHIBIT 27.................................................................. 48

Part I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          September 30,   December 31,
                                                              1998           1997
                                                              ----           ----
ASSETS                                                    (unaudited)      (audited)
Current assets:
  Cash and cash equivalents                                $ 154,977       $  58,051
  Marketable securities at market value                       21,469          20,817
  Accounts receivable, net of allowance for doubtful
    accounts ($9,335 and $13,399 at September 30, 1998
    and December 31, 1997, respectively)                     219,776         217,475
  Inventories                                                114,003         170,543
  Prepaid expenses and other current assets                   12,385          11,763
  Tax refunds                                                 16,389          23,452
  Deferred taxes                                              18,065          30,903
                                                           ---------       ---------
     Total current assets                                    557,064         533,004
                                                           ---------       ---------
Property, plant and equipment, net                            32,590          32,416
Goodwill, net                                                 45,495          45,744
Non-current deferred taxes                                     3,992           5,850
Other assets                                                   1,778           2,330
                                                           ---------       ---------
     Total assets                                          $ 640,919       $ 619,344
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 203,728       $ 168,886
  Accrued expenses                                            54,467          66,563
  Accrued litigation settlements                                  --          16,100
  Deferred revenue                                             8,090           5,944
  Loans payable, bank                                             --          12,570
  Obligations under capitalized leases                           123             492
                                                           ---------       ---------
     Total liabilities                                       266,408         270,555

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                          --              --
  Series A Junior Participating Preferred Stock,
    $.01 par value:
    Authorized - 45 shares; none issued                           --              --
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and
      outstanding; 34,921 and 34,639
        Shares at September 30, 1998
        and December 31, 1997, respectively                      349             346
  Additional paid-in capital                                 288,485         282,865
  Deferred compensation                                       (3,585)         (4,413)
  Retained earnings                                           96,975          80,390
  Cumulative translation adjustment                           (7,724)        (10,403)
  Valuation adjustment for marketable securities                  11               4
                                                           ---------       ---------
     Total stockholders' equity                              374,511         348,789
                                                           ---------       ---------
     Total liabilities and stockholders' equity            $ 640,919       $ 619,344
                                                           =========       =========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 1998 and 1997
                      (in thousands, except per share data)

                                   (unaudited)

                                          Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                          1998          1997           1998          1997
                                          ----          ----           ----          ----
Net sales                              $  551,789    $  522,072     $1,624,982    $1,551,994

Cost of goods sold                        462,051       435,615      1,362,653     1,294,161
                                       ----------    ----------     ----------    ----------

    Gross profit                           89,738        86,457        262,329       257,833

Selling, general and
  administrative expenses                  72,648        77,844        214,673       225,040
                                       ----------    ----------     ----------    ----------

Income from operations before
  interest, litigation provision
  and income taxes                         17,090         8,613         47,656        32,793

Interest income, net                        2,681         1,439          6,402         4,011

Provision for settlements of
  shareholder and derivative
  litigation                                   --        20,700         14,000        20,700
                                       ----------    ----------     ----------    ----------

Income (loss) before income taxes          19,771       (10,648)        40,058        16,104

Income tax provision (benefit)              7,908        (3,530)        23,473         7,590
                                       ----------    ----------     ----------    ----------

     Net income (loss)                 $   11,863    $   (7,118)    $   16,585    $    8,514
                                       ==========    ==========     ==========    ==========

Basic net income (loss) per share      $     0.34    $    (0.21)    $     0.48    $     0.25
                                       ==========    ==========     ==========    ==========

Diluted net income (loss) per share    $     0.33    $    (0.21)    $     0.47    $     0.24
                                       ==========    ==========     ==========    ==========

Shares used in per
  share calculation -
          Basic                            34,816        34,550         34,695        34,432
                                       ==========    ==========     ==========    ==========

          Diluted                          35,591        34,550         35,081        34,759
                                       ==========    ==========     ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                                 (in thousands)

                                   (unaudited)

                                                                1998          1997
                                                                ----          ----
Cash flows from operating activities:
   Net income                                                $  16,585     $   8,514
                                                             ---------     ---------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                           10,043        12,062
        Non-cash litigation settlement                           6,000            --
        Non-cash compensation                                      828         1,382
        Deferred taxes                                          14,696        (6,032)
   Changes in assets and liabilities:
        Accounts receivable, net                                (4,447)       (6,458)
        Inventories                                             54,901        40,338
        Prepaid expenses and other current assets               10,291        (2,578)
        Other assets                                                97            72
        Accounts payable                                        36,390        31,286
        Accrued expenses                                        (4,642)        2,522
        Accrued litigation settlements                         (20,700)       20,700
        Deferred revenue                                         2,186           936
        Other                                                       63        (3,214)
                                                             ---------     ---------
            Total adjustments                                  105,706        91,016
                                                             ---------     ---------
           Net cash provided by operating activities           122,291        99,530
                                                             ---------     ---------

Cash flows from investing activities:
   Purchases of marketable securities, net                        (645)         (752)
   Purchases or adjustments to acquisitions
     of businesses, represented by:
         Goodwill                                                   --       (18,642)
         Other net assets                                           --           654
   Acquisition of property, plant and equipment                (12,636)      (11,659)
                                                             ---------     ---------
Net cash used by investing activities                          (13,281)      (30,399)
                                                             ---------     ---------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                    4,300         3,228
   Repurchase of common stock                                   (4,677)           --
   Repayments under lines of credit, net                       (12,584)      (37,473)
   Principal payments of obligations under capital leases         (368)          (87)
                                                             ---------     ---------
            Net cash used by financing activities              (13,329)      (34,332)
                                                             ---------     ---------
Effect of exchange rate changes on cash                          1,245        (1,821)
                                                             ---------     ---------
Net change in cash                                              96,926        32,978
Cash and cash equivalents:
   Beginning of period                                          58,051        32,234
                                                             ---------     ---------
   End of period                                             $ 154,977     $  65,212
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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997. Certain reclassifications have been made to conform the prior year to the 1998 presentation.

2.    RESTRUCTURING

      On December 11, 1997 the Company announced a restructuring of its operations (the "Restructuring"). The objectives of the Restructuring were to simplify the business worldwide, reduce the cost structure, increase productivity of the sales force and eliminate certain non-core businesses operating at a loss. The Restructuring involved the closing of the Company's businesses in Australia and Japan, the sale of its operations in Norway, Denmark and Finland and the write-off of the goodwill of its German subsidiary. In addition, the Company closed its European headquarters in the United Kingdom, reducing certain functions and transferring others to the United Kingdom operation, other European business units and the United States. In the United States, the Company consolidated its USA Flex business from its facility in Bloomingdale, Illinois to existing facilities in New Jersey and Connecticut and wrote off the goodwill associated with this business. The Company also closed its Online Interactive, Inc. subsidiary in Seattle, Washington and wrote off the related goodwill. In addition, the Company reorganized its domestic sales force. In connection with the Restructuring, approximately 600 positions were eliminated.

      As a result of the Restructuring, the Company recorded a pre-tax charge of $67,828 in the fourth quarter of 1997. The charge comprised goodwill write-offs of $41,907, severance costs of $10,314 and $15,607 of other costs including lease terminations, moving costs and asset write-downs. These activities were substantially completed in the first quarter of 1998. Actual charges of approximately $57 million were incurred through September 30, 1998.

3.    NEW ACCOUNTING STANDARDS

      In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments be included in the presentation of comprehensive income. The Company adopted SFAS No. 130 effective January 1, 1998.

      The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  1998        1997         1998        1997
                                --------    --------     --------    --------
Net income (loss)               $ 11,863    $ (7,118)    $ 16,585    $  8,514
Unrealized gains (losses) on
  marketable securities               --         (14)           7        (114)
Foreign currency translation
  adjustments                      3,439      (3,655)       2,679     (10,369)
                                --------    --------     --------    --------

Comprehensive income (loss)     $ 15,302    $(10,787)    $ 19,271    $ (1,969)
                                ========    ========     ========    ========

      The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                             September 30,      December 31,
                                                  1998              1997
                                            -----------------  ----------------

Unrealized gains on marketable securities       $     11           $      4
Foreign currency translation  adjustments         (7,724)           (10,403)
                                                --------           --------
Accumulated other comprehensive income          $ (7,713)          $(10,399)
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

4.    LEGAL PROCEEDINGS

      A pre-tax charge of $14,000 was recorded in the second quarter of 1998 for the settlement of the lawsuit brought by holders of approximately 1,300 shares of the Company's common stock which arose out of the stock merger between the Company and Inmac Corp. relating to the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years (the "Restatement"). This settlement, consummated on July 30, 1998, provided for a total payment of $19,000, $6,000 of which was in the form of freely tradeable common stock. The pre-tax charge was based on the total amount of the settlement ($19,000), net of a $5,000 contribution from a non-affiliated source. On an after-tax basis, the charge recorded was $15,849.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Micro Warehouse, Inc. (the "Company") is a specialty catalog retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. The Company markets its products through frequent mailings of its distinctive, colorful catalogs, space advertising in computer publications, Internet catalog and auction web sites on the worldwide web and telemarketing account managers who focus on corporate, education and government accounts. The Company offers brand name hardware and software from leading vendors such as Adobe, Apple, 3Com, Compaq, Epson, Hewlett Packard, IBM, Iomega, Microsoft and Toshiba.

Through its four core catalogs, Micro Warehouse, Mac Warehouse, Data Comm Warehouse and Inmac, various specialty catalogs, space advertising and its Internet sites, the Company offers a broad assortment of computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog title focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products.

The Company currently publishes catalogs in seven countries outside the United States, specifically Canada, France, Germany, Mexico, the Netherlands, Sweden and the United Kingdom. The international operations represented approximately 28% of the Company's sales in the nine month period ended September 30, 1998. In December 1997 the Company announced a major restructuring of its operations including the sale or disposal of Macintosh-dependent operations in Australia, Denmark, Finland, Japan and Norway.

RESULTS OF OPERATIONS

The table below sets forth certain items expressed as a percent of net sales for each of the three and nine month periods ended September 30, 1998 and 1997:

                                               Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                  1998      1997       1998      1997
                                                  ----      ----       ----      ----
Net sales                                        100.0%    100.0%     100.0%    100.0%
Cost of goods sold                                83.7      83.4       83.9      83.4
                                                -------    ------     ------    ------
Gross profit                                      16.3      16.6       16.1      16.6
Selling, general and
  administrative expenses                         13.2      14.9       13.2      14.5
Litigation settlement                             --         4.0        0.8       1.3
                                                -------    ------     ------    ------
Income from operations  before interest and
  income taxes                                     3.1      (2.3)       2.1       0.8
Interest income, net                               0.5       0.3        0.4       0.2
                                                -------    ------     ------    ------
Income before income taxes                         3.6%     (2.0%)      2.5%      1.0%

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales increased $29.7 million or 5.7% to $551.8 million for the three months ended September 30, 1998, compared to $522.1 million for the same period last year. This increase in net sales was primarily attributable to continued growth in the IBM PC-compatible ("Wintel") business which increased approximately 17%.

Worldwide Macintosh-related ("Mac") sales declined approximately 12%. The Mac business represented approximately 33% of net sales, compared to approximately 40% in the same period last year. Excluding the results of the small Mac-dependent businesses sold in early 1998, net sales increased $42.1 million or 8.3% for the three months ended September 30, 1998, compared to the same period last year. Worldwide average order value increased 3.3% to $524 while worldwide catalog circulation decreased 4.2% to 30.9 million. Excluding sales from webauction.com, worldwide average order value was $553 for the third quarter of 1998. The active customer base decreased approximately 12% to 2.1 million for the three months ended September 30, 1998 compared to the same period last year, principally due to a reduction in the number of Mac consumer customers.

Domestic sales increased $28.0 million or 7.3% to $411.4 million for the three months ended September 30, 1998 compared to $383.5 million for the same period last year. Wintel sales increased approximately 21%. Wintel desktop computers and servers, PDAs, digital cameras and networking routers were among the fastest growing product categories in the quarter. Wintel desktop computer sales increased approximately 124% while Wintel CPU unit volume increased approximately 257% compared to the same period last year. Mac sales decreased approximately 11%. Mac computer sales were flat while Mac CPU unit volume increased 11% compared to the third quarter of 1997. Sales of Apple branded computers, including the new iMac, increased 51% in revenue and 97% in units, partially offsetting the decline in sales of other Mac products and the virtual elimination of Mac clones from the marketplace. Overall, CPUs represented 28% of total revenue. The average selling price for Wintel computers declined 34% and the average selling price for Mac computers declined 10% compared to the third quarter of 1997. The average order value increased 4.5% to $572. Excluding sales from WebAuction.com average order value was $620 for the third quarter of 1998. Catalog circulation remained relatively flat at 26.4 million compared to 26.9 million in the prior year third quarter.

International sales increased $1.8 million or 1.3% to $140.4 million for the three months ended September 30, 1998 compared to $138.6 million for the same period last year. Wintel sales increased approximately 8% and Mac sales declined approximately 17%. International sales decreased to 25.4% of total net sales in the three months ended September 30, 1998 compared to 26.6% in the same period last year. The average order value remained relatively flat at $420 compared to $421 in the prior year third quarter. Catalog circulation decreased 21.1% to 4.5 million catalogs principally as a result of reduced Inmac and Wintel catalog circulation. Excluding the results of the businesses disposed of in early 1998, international sales increased 11.2% compared to the same period last year. Wintel sales increased approximately 14% and Mac sales increased approximately 2%.

Internet-related sales for the quarter were $50.4 million, up 22% compared to $41.4 million in the second quarter of 1998. Internet-related sales in the third quarter of 1997 were $15.3 million. Sales from the Company's e-commerce site warehouse.com were $41.6 million for the quarter compared to $28.2 million during the second quarter of 1998, representing a sequential increase of 48%. Sales from the Company's Internet auction site webauction.com were $8.8 million for the three months ended September 30, 1998 compared to $13.2 million in the second quarter of 1998, representing a sequential decrease of 33%. In September, 1998 the number of daily visitors to the Company's Internet sites was approximately 62,000.

The gross profit margin for the three months ended September 30, 1998 was 16.3% of net sales compared to 16.2% in the second quarter of 1998 and 16.6% in the same period last year. The year-on-year decline was principally due to the impact of lower margins in the webauction.com business unit.

Selling, general and administrative expenses were $72.6 million, or 13.2% of net sales for the three months ended September 30, 1998, compared to $77.8 million or 14.9% of net sales for the third quarter of 1997.

The percentage decrease was principally due to lower net advertising costs which decreased to 1.2% of net sales from 1.7% in the same period last year and lower overall operating expenses, partially offset by Year 2000 readiness costs of $0.6 million and higher recruiting and training expenses. Sequentially, selling, general and administrative expense increased from $68.6 million or 13.1% of net sales in the second quarter of 1998 as a result of higher net advertising expense as a percentage of sales, partially offset by lower payroll costs.

The average annualized domestic sales per sales associate for the quarter were $2.7 million as compared to $1.9 million in the first quarter. This improvement was primarily the result of increased inbound sales force performance. During the quarter, the Company initiated a program to hire up to 150 new sales associates. The domestic sales force numbered 642 on November 13, 1998 compared to 602 at June 30, 1998.

Operating income for the three months ended September 30, 1998 was $17.1 million compared to $8.6 million for the same period last year. The 1997 results exclude the pre-tax charge of $20.7 million for the settlement of the shareholder and derivative lawsuit. The international businesses incurred a $1.5 million operating loss during the three months ended September 30, 1998 compared to a loss of $3.0 million in the same period last year. Reductions in net catalog expenses were the primary factor in the relative improvement. The prior year results included $1.3 million in aggregate losses related to the businesses that were sold or disposed of in early 1998.

Net interest income increased to $2.7 million for the three months ended September 30, 1998 compared to $1.4 million for the same period last year. The increase was due primarily to the higher level of cash and cash equivalents available for investment in the three months ended September 30, 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net sales increased $73.0 million or 4.7% to $1,625.0 million in the nine months ended September 30, 1998 compared to $1,552.0 million in the nine months ended September 30, 1997. This increase in net sales was primarily attributable to continued growth in the Wintel business which increased approximately 18%. The worldwide Mac business declined approximately 15%. The Mac business represented approximately 34% of net sales, compared to approximately 42% in the same period last year. Worldwide average order value increased 4.9% to $522 while worldwide catalog circulation declined 5.5% to 87.9 million. Excluding sales from webauction.com, worldwide average order value was $544.

Domestic sales increased 8.2% to $1,176.3 million while international sales declined 3.4% to $448.7 million. Excluding the results of the small Mac-dependent businesses that were disposed of or sold in early 1998, international sales were up 6.2%, and, on a currency-adjusted basis, 8.8% compared to the same period last year. Internet-related sales increased to approximately $122.0 million for the nine months ended September 30, 1998 compared to $27.0 million during the nine months ended September 30, 1997.

The gross profit margin for the nine months decreased as a percentage of sales to 16.1% in 1998 compared to 16.6% during the same period last year. The percentage decline in gross profit margin in 1998 is principally attributable to a decline in margins for software products and the impact of lower margins in the Company's webauction.com business unit.

Selling, general and administrative expenses decreased 4.6% to $214.7 million for the nine months ended September 30, 1998 compared to $225.0 million for the same period in 1997 and declined as a percentage of net sales to 13.2% from 14.5%. The percentage decrease was principally due to savings from the disposal and restructuring of certain international businesses, lower insurance and legal costs and lower net advertising costs which decreased to 0.9% of net sales compared to 1.4% of net sales during the same period last year. These savings were partially offset by an increase in compensation costs for the domestic sales force, Year 2000 readiness costs of $1.3 million and higher recruiting and training expenses.

Excluding the pre-tax charges of $14.0 million in 1998 and $20.7 million in 1997 for the settlement of shareholder and derivative litigation, operating income for the nine months ended September 30, 1998 was $47.7 million as compared to $32.8 million for the same period last year. International operations during the nine months ended September 30, 1998 had operating income of $4.5 million compared to a loss of $3.7 million in the same period last year. Reductions in net catalog expenses were the primary factor in the improved international operating profit. The prior year results included $3.6 million in aggregate losses related to the businesses that were sold or disposed of in early 1998.

Net interest income increased to $6.4 million for the nine months ended September 30, 1998 compared to $4.0 million for the same period in 1997. The increase was due primarily to the higher level of cash and cash equivalents available for investment.

The Company's effective income tax rate was 58.6% for the nine months ended September 30, 1998 compared to 47.1% for the same period in 1997. The increase in the effective tax rate resulted primarily from the provision for settlement of the Inmac Corp. shareholder litigation since the settlement is not deductible for tax purposes. The $19 million pre-tax charge for the settlement was recorded net of a $5 million contribution from a non-affiliated source. Excluding the net after tax charges of $15.8 million in 1998 and $12.7 million in 1997 for the settlement of shareholder and derivative litigation, the effective income tax rate for the nine months ended September 30, 1998 and 1997 was 40.0% and 43.0%, respectively.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and short-term investments totaling $176.4 million compared to $78.9 million at December 31, 1997 while all of the $12.6 million of short-term borrowings outstanding at December 31, 1997 were paid off. In connection with the shareholder and derivative litigation settlements, the Company paid $32.6 million during the third quarter. The increase in cash and short-term investments was due primarily to improved inventory management as inventories decreased to $114.0 million at September 30, 1998 compared to $170.5 million at December 31, 1997. Inventory turns for the three months ended September 30, 1998 were 17 compared to 12 for the three months ended December 31, 1997. Accounts receivable increased slightly to $219.8 million at September 30, 1998 compared to $217.5 million at December 31, 1997. Days sales outstanding remained stable at 45 days. Accounts payable increased to $203.7 million at September 30, 1998 compared to $168.9 million at December 31, 1997. Overall, operations generated cash of $122.3 million during the nine months ended September 30, 1998. Working capital increased $28.2 million or 10.7% to $290.7 million, compared to $262.4 at December 31, 1997.

Capital expenditures for the nine months ended September 30, 1998 were $12.6 million, primarily for computer software and equipment and leasehold improvements. During the quarter construction commenced on the Company's new 230,000 sq. ft. warehouse facility at the Airborne Express hub in Wilmington, Ohio. The Company anticipates spending approximately $12-15 million for equipment, fixtures and computer systems for the new warehouse during the next twelve months. The Company has executed a 10-year lease of this facility to commence upon completion of construction, which is anticipated to occur during the first half of 1999. In addition, the Company expects to invest approximately $25 million in the upgrade or replacement of its worldwide computer systems during the next twelve months. This investment is intended to improve and create efficiencies in many business areas including sales, warehouse, inventory and financial management. In addition to these improvements, the implementation of these upgrades or new systems will address certain "Year 2000 readiness" issues. The upgrades of the Company's primary domestic operating system has begun and a new domestic accounting system was successfully installed in November, 1998. These investments in systems and the expenditures related to the new warehouse will be funded from operating cash flows.

At September 30, 1998, the Company had a multi-currency revolving credit facility of $61.7 million which reduces by $6.7 million on December 31, 1998. This facility expires on June 30, 1999. The facility is available for general corporate and working capital purposes for the Company's domestic operations and certain of the Company's foreign subsidiaries. At September 30, 1998, there were no borrowings under this facility. Additionally, at September 30, 1998 the Company had unused lines of credit in the United Kingdom and France which provide for unsecured borrowings up to 2.0 million British pounds and 45 million French francs ($3.4 million and $8.0 million at September 30, 1998 exchange rates, respectively) for working capital purposes.

The Company is utilizing forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in its foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. The Company's credit exposure is limited to the replacement cost, if any, of the instruments; the Company enters into such agreements with only highly-rated counterparties. The Company matches the term and notional amount of the contracts to the underlying intercompany loans or investments and does not enter into forward exchange contracts for trading or speculative purposes. At September 30, 1998 the Company had outstanding forward exchange contracts in notional amounts of $12.7 million which mature in three months or less. The largest currencies represented are the French franc and Dutch guilder.

In June 1998, the Board of Directors authorized a program for the purchase of up to $10.0 million of its common stock. As of September 30 the Company purchased 277,000 shares representing 0.8% of the Company's outstanding common stock at December 31, 1997 at a cost of $4.7 million. In connection with the settlement of the Inmac Corp. shareholder litigation, 277,457 shares were issued.

The Company believes that its existing cash reserves, cash flow from operations and existing credit facilities will be sufficient to satisfy its cash needs for at least the next 12 months.

Year 2000 Readiness

The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions that will be affected by the Year 2000 ("Y2K") problem common to most businesses. If these systems are unable to properly recognize date sensitive information related to the year 2000 they could generate erroneous data or fail to operate. This in turn may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company's Year 2000 Readiness Programs

To reduce the possibility of significant interruptions in normal operations the Company has initiated a worldwide Y2K readiness program. The Company is utilizing both internal and external resources in its Y2K program. The Company has named a Y2K Director, established a project office and formed a cross-functional task force to coordinate this program on a worldwide basis.

During the first quarter of 1998 the Company began a comprehensive review of its existing information systems to determine which of its computer equipment and software might not function properly with respect to dates referencing the Year 2000 and thereafter. The review included systems commonly thought of as information technology ("IT") systems, including accounting, data processing and other miscellaneous systems, as well as systems not commonly thought of as IT systems such as alarm systems, fax machines and other similar systems. As a result of this review the Company determined that certain of these systems will require modification or replacement and has developed a plan to address this issue.

The Company has begun the process of modifying or replacing systems that were identified as not being Y2K ready. In addition to the planned upgrades described in Liquidity and Capital Resources, the Company identified the need for and has begun making modifications to certain of its worldwide systems in connection with the Y2K program. The Company estimates that it is currently 30% complete with respect to the modification or replacement of its worldwide systems and is on schedule for completion of implementation by June 30, 1999 and final integration testing in the third quarter of 1999.

During the second quarter of 1998 the Company established a program for determining the Y2K readiness of its vendors, service providers and major customers and the compatibility of systems interfaces for electronic business transactions. In this regard, the Company has identified its significant business partners and has begun the process of communicating with them to determine the status of their Y2K readiness. The Company will develop a remediation plan based on the results of the initial communications.

Cost of Y2K Readiness Programs

Charges related to the identification, assessment, remediation and testing efforts related to the Y2K program are expected to be approximately $7.5 million. This amount is not included in the $25 million the Company expects to invest in the planned upgrade of its worldwide computer systems during the next twelve months. As of September 30, 1998, the Company had incurred costs of approximately $1.3 million primarily for outside consulting fees and internal payroll expense related to the planning and analysis activities of the Y2K program. The Company expects that pre-tax Y2K expenses over the next twelve months will be approximately $6.2 million or $0.03 per share per quarter.

Risks Associated With Y2K Issues

Failure by the Company or its business partners to address adequately their Y2K issues in a timely manner could impede the Company's ability to process transactions and have a direct and material impact on its ability to generate revenue and to attract and retain customers in the future. This in turn could have a material impact on the Company's business, financial condition and results of operations.

Among the factors that could cause the Company's efforts to be less than fully effective are the novelty and complexity of these issues and their solutions and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties. Moreover, Y2K issues present a number of risks that are beyond the Company's control. These include the failure of vendors or common carriers to deliver merchandise to the Company or its customers, the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds and the collateral effects on the Company of the effects of Y2K issues on the economy in general or on the Company's business partners and customers in particular.

In addition, variability of definitions of "compliance with Y2K" and the myriad of computer products sold by the Company that may themselves contain a Y2K problem may lead to claims against the Company, including those arising out of the failure of such products to be "compliant". The Company will rely upon the warranties of the product manufacturers in case of any such claims but the Company has received no assurance that such warranties will be sufficient to cover the costs and expenses of any successful claims.

Contingency Plans

The Company intends to develop contingency plans to mitigate to the extent possible any significant identified Y2K risks. The Company has begun a comprehensive analysis of the nature and extent of operational problems that would be reasonably likely to result from the failure by the Company or its business partners to complete their Y2K readiness efforts. This analysis will provide the information necessary to develop a contingency plan for dealing with the most likely worst case scenario. The Company expects to complete such analysis and contingency planning during the second quarter of 1999.

European Monetary Union

On January 1, 1999 certain member countries of the European Community will establish the Euro, a new common currency, by fixing exchange rates between their national currencies and the Euro. On January 1, 2002 Euro coins and notes are scheduled to be introduced while national currency coins and notes are scheduled to be withdrawn from circulation by July 1, 2002. During this three year transition period goods and services may be purchased with the Euro or national currency. After the transition period transactions in both the wholesale and retail marketplace are expected to be conducted in the Euro.

The immediate expected impact of the common currency on certain of the Company's European businesses is the requirement to process customer orders in both national currencies and the Euro. The Company has performed an analysis to determine the requirements to upgrade various computer systems to manage its business in a dual currency environment. These upgrades are currently being developed and are expected to be implemented in the first quarter of 1999. Until such time, the Company will utilize manual processes for those customers who require the Company to transact business in the Euro. The Company does not expect these manual processes to result in any significant disruption to the Company's European businesses. The Company's estimates for the cost of the computer systems upgrade are not expected to be material, though there can be no assurance in this regard.

The Company's existing multi-currency revolving credit agreement contemplates borrowing in the Euro. The Company's foreign exchange exposures are not expected to be materially altered by the introduction of the Euro.

Outlook

The Company depends in large part on sales of hardware and software products for users of Apple Macintosh computers. These products represented approximately 33% of the Company's net sales for the quarter ended September 30, 1998. Apple has significantly restricted the number of authorized resellers of its products and sells certain products to end-users in direct competition with the Company and other resellers. In addition, certain Wintel manufacturers who are suppliers to the Company including Compaq Computer Corp. have recently expanded their direct sales efforts. The continuing impact of these matters may adversely affect the Company's business, financial condition and results of operations.

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

The Company has embarked on a program to expand its telemarketing sales force and believes that its future success depends, in part, on its ability to recruit, train and retain an adequate number of skilled sales associates.

The Company is in the process of replacing or modifying substantially all of its significant operating and financial systems. The Company believes that its future success is dependent upon the successful integration of these systems in a timely fashion.

Information Concerning Forward-Looking Statements

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to economic, competitive, governmental, technological and litigation factors outside of the control of the Company. These factors more specifically include: uncertainties attributable to Internet commerce generally; risks associated with systems capacity restraints; uncertainties surrounding the demand for and supply of products manufactured by and compatible with those of Apple products; competition from other catalog, retail store, on-line and other resellers of computer products and certain manufacturers; issues surrounding the Company's European businesses; uncertainties relating to the "Year 2000 issue" and specifically, the Company's and its business partner's Y2K readiness initiatives; uncertainties relating to the January 1999 conversion to a single European currency (the Euro); and the ultimate outcome of the SEC formal investigation brought in connection with the Company's reported accounting errors. These and other factors are described generally in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1997 Annual Report to Stockholders and most specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality," and "Outlook" and in the Company's Form 10-Q for the quarter ended June 30, 1998 and the "Risk Factors" in the Company's Form S-3 filed July 22, 1998. In addition, the statements contained herein relating to the costs of the Company's Y2K readiness efforts and the dates on which the Company believes it will complete such efforts are forward looking statements which were based upon numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that the facts underlying these assumptions will prove to be accurate and actual results could differ materially from those currently anticipated. Forward-looking statements are typically identified by the works "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The information required by this item appears in Note 14 to Notes to Consolidated Financial Statement on page 40 of the Company's 1997 Annual Report to Stockholders, Item 1 of Part II of the Company's Form 10-Q for the quarter ended June 30, 1998 and the section captioned "Litigation" in the Company's Form S-3 filed July 22, 1998, all of which information is incorporated herein by reference. Additionally, the Company has settled with and paid to the State Board of Administration of Florida $150,000 in satisfaction of its claims arising out of the Restatement.

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Micro Warehouse, Inc. was held on June 4, 1998. At that meeting, the stockholders elected the following individuals to serve as members of the Board of Directors in accordance with the votes indicated below:

NAME                    FOR               ABSTAIN

Felix Dennis            31,048,551        95,677
Frederick H. Fruitman   31,048,578        95,650
Peter Godfrey           31,046,547        97,681
Joseph M. Walsh         31,048,578        95,650

Additionally, the Stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The results were as follows:

FOR   31,108,133        AGAINST   25,001      ABSTAIN   11,094

Item 5.  Other Information

      On October 19, 1998 the Company and Stephen F. England, the Company's Executive Vice President, Sales, entered into a Severance Agreement and General Release pursuant to which Mr. England agreed to resign as an officer of the Company effective December 31, 1998. Pending the effective date of his resignation, Mr. England has ceased active duties with the Company.

      Jeffrey Sheahan, the Company's Senior Vice President, President of its European operations and General Manager of its U.K. subsidiary, resigned effective October 9, 1998. Adam Shaffer, the Company's Executive Vice President, Marketing, Advertising and Purchasing, will provide executive oversight to the Company's European subsidiaries and will serve as interim General Manager of the Company's U.K. subsidiary.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 10 Severance Agreement and General Release, dated October 19, 1998, between Stephen F. England and the Company.

      Exhibit 11 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

      Exhibit 27 FINANCIAL DATA SCHEDULE

      (b) Reports on Form 8-K

      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MICRO WAREHOUSE, INC.

                                          The Registrant


Date: November 16, 1998                   By /s/ Wayne P. Garten
                                             ---------------------------------
                                             WAYNE P. GARTEN
                                             Executive Vice President
                                             and Chief Financial Officer

                                          (Duly Authorized Officer of the
                                          Registrant and Principal
                                          Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
------              ----------------------

10 Severance Agreement and General Release, dated October 19, 1998, between Stephen F. England and the Company

11    Statement re Computation of Per Share Earnings

27    Financial Data Schedule