Form 10-K405
period 1998-12-31
MICRO WAREHOUSE INC
filed 1999-03-31
CIK 892872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998
                         COMMISSION FILE NUMBER: 0-20730
                                   -----------
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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject of such filing requirements for the past 90 days. Yes |x| No |_|

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. |x|

         The aggregate market value of voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price as reported on the Nasdaq Stock Market on March 25, 1999 was approximately $353,871,004. In determining the market value of the voting stock held by non-affiliates, shares of Common Stock beneficially owned by each executive officer, director and holder of more than 10% of the outstanding shares of Common Stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Common Stock outstanding as of March 25, 1999:  35,685,577

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12, and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 3, 1999.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business.............................................................3

Item 2.   Properties..........................................................13

Item 3.   Legal Proceedings...................................................14

Item 4.   Submission of Matters to a Vote of Security Holders.................14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters......................................................15


Item 6.   Selected Financial Data.............................................16

Item 7.   Management's Discussion and Analysis of Financial Condition and

                Results of Operations.........................................17

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..........27

Item 8.   Financial Statements and Supplementary Data.........................28

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................29

Item 11.  Executive Compensation..............................................29

Item 12.  Security Ownership of Certain Beneficial Owners and Management......29

Item 13.  Certain Relationships and Related Transactions......................29

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....29

          Signatures..........................................................31

                                     PART 1

ITEM 1. BUSINESS

OVERVIEW

            We are a $2.2 billion specialty catalog and online retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. We market our products through frequent mailings of our distinctive, colorful catalogs and our Internet catalog, discount retail and auction sites. Additionally, we employ telemarketing account managers who focus on building relationships with corporate, education and government accounts. We offer brand name hardware and software from leading vendors such as Adobe, Apple, 3Com, Compaq, Hewlett-Packard, IBM, Iomega, Microsoft and Toshiba.

            Through our four core catalogs, Micro Warehouse, Mac Warehouse, Data Comm Warehouse and Inmac, various specialty catalogs and our Internet sites we offer a broad assortment of computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products. During 1998, we distributed approximately 121 million catalogs worldwide and 2.0 million customers placed orders with us. During 1997, we distributed approximately 124 million catalogs worldwide and 2.2 million customers placed orders with us.

            We maintain a full-service distribution center in Wilmington, Ohio, totaling approximately 288,000 square feet and telemarketing centers in Lakewood and Gibbsboro, New Jersey and South Norwalk, Connecticut. We operate 24 hours a day, seven days a week in the United States. We also operate telemarketing and distribution facilities in the United Kingdom, France, Germany, Sweden, the Netherlands, Canada and Mexico.

            We began operations in 1987 as a Connecticut corporation and were reincorporated in Delaware on October 2, 1992.

            Our principal executive offices are located at 535 Connecticut Avenue, Norwalk, Connecticut 06854 and our telephone number there is (203) 899-4000.

            INTERNET OPERATIONS. In July 1995 we launched our Internet catalog on the World Wide Web at Warehouse.com. Product descriptions and prices for more than 20,000 products are displayed in an online catalog with full information and on-screen images available for more than 7,000 products. Selected corporate clients can gain access to their own online catalog, complete with unique product selections and customized pricing. Our European subsidiaries also have web sites. In November 1997 we opened a live Internet auction site at Webauction.com. The auction site offers a selection of personal computers and home electronic products including first-run merchandise, refurbished and end-of-life items. Auctions are conducted 24 hours a day, 7 days a week. Our Internet sites received approximately 72,000 daily visitors in December 1998. In February 1999 we launched an Internet discount retailer at Computersbynet.com. Computersbynet.com offers computer products to customers who are prepared to purchase through the Internet using a credit card without the need for extensive telephone based customer support.

            INTERNATIONAL OPERATIONS. International operations represented 28% of our sales in 1998 and 30% in 1997. We have full-service, direct marketing operations and publish catalogs in each country in which we operate.

            We distributed approximately 20 million catalogs internationally in 1998 and 25 million in 1997. You can find more information regarding our operations in different geographic areas in Note 12 of our financial statements contained herein.

            1997 RESTRUCTURING. In December, 1997 we announced a major restructuring of our operations. The restructuring objectives were to simplify our business worldwide, reduce our cost structure, eliminate unprofitable businesses in Norway, Denmark, Finland, Japan and Australia and concentrate efforts on the productivity of the sales force and the continued growth of the Wintel business. In connection with this restructuring, we discontinued our Macintosh-dependent operations in Australia and Japan and completed the sale of three small Macintosh-dependent operations in Denmark, Norway and Finland. In the United States, we consolidated our under-performing businesses, USA Flex and Online Interactive, into our existing New Jersey and Connecticut facilities. In addition, we reorganized our domestic sales force. These measures involved eliminating approximately 600 positions or 14% of our workforce.
These restructuring activities were completed in 1998.

OUR CATALOGS

            We currently publish four primary catalogs for the domestic market:

CATALOG NAME                        DESCRIPTION                           # 1998 ISSUES
------------                        -----------                           -------------
Mac Warehouse         a full product line catalog for the Macintosh market    14

Micro Warehouse       a full product line catalog for the Wintel market       12

Data Comm Warehouse   a specialty catalog featuring products used in the
                      data communications and networking market               12

Inmac                 a supplies-focused catalog for the Wintel market         6

            We publish additional specialty catalogs from time to time. Each catalog is printed with full-color photographs and detailed product descriptions. The catalogs are generally created and produced by our in-house designers and production artists on a computer-based desktop publishing system.

            We distributed 121 million catalogs worldwide in 1998, 124 million in 1997 and 121 million in 1996. Generally each domestic customer who has placed orders within the past 12 months receives a catalog at least monthly. In addition, we mail a catalog with each order shipped. We also mail targeted versions of catalogs to our corporate, education and government customers. Internationally, we publish our catalogs in several languages and under a variety of titles including Micro Warehouse, Mac Warehouse, Data Comm Warehouse, Inmac, Technomatic and Lan Warehouse at various frequencies.

OUR INTERNET BUSINESS

            In addition to our catalogs, we market our products through our four Internet sites on the World Wide Web:

            O  Warehouse.com
            O  Webauction.com
            O  Computersbynet.com
            O  Readerswarehouse.com

            In 1998 we experienced significant growth in our Internet business. Internet-related sales in 1998 were $186.6 million, an increase of 277% from $49.5 million in 1997. Our websites received 72,000 daily visitors in December 1998. To date, substantially all of our Internet revenues have been generated from our domestic websites, although all of our European businesses also operate websites.

            We acquire customers for our Internet business through a variety of means, including:

            o     advertisements appearing in our print catalogs

            o     online advertisements
            o     e-mail marketing programs
            o     links from our vendors' websites
            o     print advertisements

            WAREHOUSE.COM. Our core e-commerce website, Warehouse.com, is an online catalog with descriptions, prices and pictures of a wide variety of personal computer products. This is one of the leading e-commerce sites for computer products with 1998 sales of $153 million, including fourth quarter 1998 sales of $59 million, up 42% sequentially from the third quarter. The website is promoted in our core catalogs and attracts both corporate and consumer customers because of its competitive pricing, customer service and attractive and easy-to-use design. Customers can take advantage of our online store format by shopping at their convenience and purchasing brand name products at value prices. In 1999 we have expanded our product category offering with the addition of a book commerce site, Readerswarehouse.com, that offers approximately 2,000 best selling titles at discount prices.

            SAVEBYNET.COM, INC. In early 1999 we announced the formation of a new subsidiary -- Savebynet.com, Inc. This subsidiary operates our existing Internet auction business Webauction.com and our new Internet discount retailer Computersbynet.com.

            Through interactive auctions on our Webauction.com website, we offer a wide variety of merchandise, such as excess, refurbished, close-out, discounted or end-of-life computer products. Although our primary offerings are in computers and computer-related products, we also offer a wide variety of other merchandise, including:

            o     consumer electronics
            o     sports memorabilia
            o     jewelry
            o     housewares
            o     sports and fitness equipment
            o     vacation packages

Since its launch in November 1997 Webauction.com has provided us with the means to test new product categories and liquidate aged inventory and refurbished or end of life items. Webauction.com's 1998 sales were $33.7 million, up from 1997 sales of $2.5 million. Webauction.com attracted 24,000 daily visitors in December 1998 and had 150,000 registered bidders as of December 31, 1998.

            Launched in February 1999, Computersbynet.com is an Internet-only discount reseller targeted at the growing number of online consumers who are prepared to purchase computer products by credit card without the need for extensive telephone based customer support. Much like Warehouse.com, the Computersbynet.com website offers full descriptions and pricing information on a wide variety of products and online ordering capability.

            The introduction of the Computersbynet.com brand and site provides an opportunity to leverage our marketing capabilities and existing infrastructure to compete effectively on a low-cost basis as an Internet discount retailer. By taking only online orders and limiting the amount of customer service offered to consumers, our transaction cost should be lower in business generated by Computersbynet.com than in our traditional business, thus allowing us to sell at lower gross margins.

            We intend to maintain our "full service" Warehouse.com brand with its separate pricing strategy to enable us to offer full sales and service support for customers who prefer a higher level of service.

MARKETING AND SALES

            We serve both the commercial and consumer markets. For the year ended December 31, 1998, commercial customers represented approximately 46% of our domestic customer base and accounted for approximately 79% of domestic sales.

            Our marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. We continuously attract new customers by selectively mailing catalogs to prospective customers as well as through advertising in major computer magazines and on the Internet. We obtain the names of prospective customers through the use of selected mailing lists from various sources, including manufacturers, suppliers, software publishers and computer magazine publishers. Worldwide we had 2.0 million customers who placed orders with us in 1998, 2.2 million in 1997 and 2.3 million in 1996.

            In addition to traditional means of marketing, we attract new customers through e-mail programs, catalog advertisements, online advertising, links from our vendors' websites and sweepstakes.


            SALESFORCE. Our domestic salesforce, located in our Lakewood and Gibbsboro, New Jersey and South Norwalk, Connecticut facilities, consists of sales representatives who are responsible for:

            o servicing inbound telephone orders and responding to customer inquiries we receive in response to our catalogs, advertising or Internet sites

            o making outbound prospecting and account management sales calls to generate sales from commercial, education and government accounts.

            As our sales continue to shift towards the commercial segment, our future success depends, in part, on our ability to improve the skills, effectiveness and productivity of our salesforce. To this end, in early 1998 we reorganized our domestic salesforce to attempt to streamline and improve the productivity of sales operations. As a result, approximately 230 inbound sales positions were eliminated.

            To accelerate the growth of our business, during the third quarter of 1998 we formed our Business Development Unit to focus on developing commercial accounts. During the fourth quarter of 1998 we hired a new senior sales management team and began an aggressive recruiting program to expand our domestic outbound telemarketing sales force. As of March 19, 1999 the total domestic sales force numbered 721 associates, up from 602 as of October 1, 1998 when we began this effort. We are in the process of implementing new compensation, training and sales activity measurement programs designed to improve the effectiveness of our outbound sales force.

            CUSTOMER SERVICE/TECHNICAL SUPPORT. We believe that our ability to provide prompt and efficient customer service has been critical to our success. Our dedicated customer service representatives are trained to respond to frequently asked questions such as the status of an order or our return policy. We also have a technical support staff to assist customers with the selection, installation and operation of their products. We offer a toll-free number for customer service and technical support from 8:00 a.m. to midnight, eastern time, Monday through Friday and from 10:00 a.m. to 6:00 p.m. on Saturday and Sunday.

            CUSTOMER RETURN POLICY. We provide a 30-day guarantee against defects with respect to most of our products. We work closely with customers and vendors to assure that all vendor warranties and return privileges are honored. During 1998 we had a return rate of approximately 6% of gross sales. Returns are received and processed as a segregated activity to maintain control over the returned product, to initiate the refund process and to obtain appropriate credit from suppliers. Return experience is closely monitored at the stock-keeping-unit level to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

            SEASONALITY. Response rates to catalog mailings are subject to seasonal variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates. Given this fact, we mail fewer catalogs during the second and third quarters. The slower quarters are impacted by the summer months, particularly in Europe.

PRODUCTS AND MERCHANDISING

            We offer more than 30,000 microcomputer hardware, software and peripheral products and supplies. During 1998 sales of Wintel computers and related products represented approximately 66% of our net sales while sales for Macintosh computers and related products represented approximately 34% of net sales. Our product evaluation teams for the various product categories constantly monitor the market for new products from new and existing vendors. As product areas decline in importance, the amount of catalog exposure is reduced in favor of more sought-after new products and the inventory levels and numbers of stock-keeping-units are adjusted. During 1998 no single product accounted for more than 2% of our net sales.

            HARDWARE. We offer a large selection of hardware items. This category includes personal computers, servers, printers, modems, monitors, data storage devices, add-on circuit boards, connectivity products and certain business machines. Brands sold in this category include American Power Conversion, Apple, 3Com, Compaq, Epson, Hewlett-Packard, IBM, Iomega, Texas Instruments and Toshiba. Hardware sales constituted approximately 71% of our net sales in 1998.

            SOFTWARE. We sell a wide variety of computer software packages in the business and personal productivity, connectivity, utility, language, education and entertainment categories. We offer products from the larger, well known vendors as well as numerous specialty products from new and emerging vendors. Brands offered include Adobe, Claris, Connectix, Corel, Intuit, Macromedia, Microsoft, Novell, Quark, and Symantec. Software sales constituted approximately 16% of our net sales in 1998.

            SUPPLIES AND ACCESSORIES. We currently sell various supplies such as media, toner cartridges, desk and computer accessories and computer furniture. Sales of these products constituted approximately 13% of our net sales in 1998.

            PRIVATE LABEL BRANDS. Under our private label brands, Power User, Inmac, USA Flex and Nu Data, we sell products such as microcomputers, hard drives, server switches, memory chips, CD-Roms, cables, and accessories. Sales of these products accounted for approximately 5% of our net sales in 1998. These sales have also been included in the product categories listed above.

PURCHASING

            We purchase products from approximately 1,000 vendors and purchase approximately 53% of our products directly from manufacturers with the balance from distributors. Our largest domestic vendors include Adobe, Apple, 3Com, Compaq, Hewlett-Packard, IBM, Ingram Micro, Iomega, Microsoft and Toshiba. In 1998 the leading 100 products accounted for approximately 24% of domestic net sales. Purchases of products from Ingram Micro, our largest vendor, constituted approximately 23% of our product purchases on a worldwide basis in 1998. Purchases of products from Apple, our second largest vendor, constituted approximately 9% of our product purchases on a worldwide basis in 1998.

            We believe that our volume purchases enable us to obtain favorable product pricing. Many of our suppliers make funds available to us in the form of advertising allowances and incentives to promote and increase sales of their products. Generally, we have been able to return unsold or obsolete inventory to our vendors through written agreements with, or unwritten policies of, such vendors. In addition, we typically receive price protection should a vendor subsequently lower its price. Recently, however, vendors have been reducing periods for which inventory is price protected and limiting the quantity of product they will accept for returns. There can be no assurance that we will continue to receive any price protection or return privileges in the future (see "Outlook" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ORDER FULFILLMENT

            Orders are placed via telephone, fax, Internet or mail. When an order is entered into our computer system, a credit check or credit card verification is performed and, if approved, the order is electronically transmitted to the warehouse and a packing slip is printed for order fulfillment. Domestic orders accepted by midnight eastern time are generally shipped for delivery the following day via Airborne Express. Upon request, orders may also be shipped by alternate means. Our international operations generally use the same distribution and order processing computer systems and are able to exchange data with United States operations.

            We conduct our United States distribution operations at our Wilmington, Ohio warehouse/distribution center. The warehouse/distribution center consists of approximately 288,000 square feet located in three facilities adjacent to the main distribution facility of Airborne Express. Construction of our new 230,000 sq. ft. warehouse facility at the Airborne Express hub in Wilmington, Ohio will be completed in the second quarter of 1999. Installation of equipment and systems will begin in the second quarter and we expect the facility to be operational in the fall of 1999. This will permit us to consolidate our fulfillment center functions in a single highly automated building instead of the three facilities that we currently occupy and should enable us to reduce overall distribution costs.

            We also operate distribution facilities in the United Kingdom, France, Germany, Sweden, the Netherlands, Canada and Mexico.

MANAGEMENT INFORMATION SYSTEMS

            We have committed significant resources to the development of an integrated computer system which is used to manage all aspects of our business. The main computer system is principally comprised of Hewlett-Packard hardware and licensed and internally-developed software. This system supports telemarketing, marketing, purchasing, accounting, order entry, financial reporting, customer service, warehousing and distribution. The system allows us, among other things, to monitor sales trends, make informed purchasing decisions, provide product availability and order status information.

            In addition to the main system, we have a system of networked personal computers which provides numerous additional management control, planning and exception reporting which facilitates data sharing and provides an automated office environment.

            We remain committed to invest in systems and facilities to improve the efficiency of our business. In 1998 we made installations and upgrades to our computer systems in both our domestic and international operations, at an approximate cost of $10.4 million.

            During 1998, we converted our domestic financial systems to Peoplesoft Inc. application software and continued our program to upgrade our primary operating systems worldwide by the end of the second quarter of 1999. In addition, during the first half of 1999 we will convert our domestic human resources information system to PeopleSoft application software. These systems enhancements are intended to create efficiencies in many business areas, including sales, warehousing, distribution, human resources and financial management.

            In addition to the efficiencies discussed above, the implementation of these new systems will address Year 2000 issues. In 1998 we continued to address our Year 2000 remediation issues and incurred costs of approximately $1.4 million after-tax or $0.04 per share. Additionally, in 1999 we expect to invest approximately $18 million in capital expenditures to complete the upgrade of our computer systems. For a description of management information system issues facing us related to the Year 2000, see "Year 2000 Compliant Information Systems" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

            The direct marketing industry and the computer products retail business are highly competitive and are becoming more competitive as a result of numerous factors including the increase in direct selling of computers and peripherals by computer hardware manufacturers and the increase in the number of electronic commerce competitors. We expect competition to continue to increase in the future.

            We compete with a variety of other resellers, both traditional and Internet-related, depending on the type of merchandise and sales format they offer. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, customer support, technical and other resources. As a result, they may be able to respond more quickly to changes in customer preferences or devote greater resources to the development, promotion and sale of their merchandise. We may not be able to compete successfully against current and future competitors. Any inability to do so could materially and adversely affect our business, financial condition and results of operations.

            Our principal competitors include:

            o Computer products direct marketers -- companies with substantial customer bases in the computer and peripherals catalog business, including CDW Computer Centers, Inc., Creative Computers, Inc., Insight Enterprises, Inc., Multiple Zones International, Inc. and PC Connection, Inc.

            o Personal computer manufacturers -- companies such as Apple Computer Inc., Compaq Computer Corp., Dell Computers Corporation and Gateway, Inc. that are selling their products directly.

            o Consumer electronic and computer retail stores, including superstores such as Best Buy Co., Inc., Circuit City Stores, Inc. and CompUSA Inc.

            o Value added resellers of computer products, such as Entex Corporation and Inacom, that sell computers to corporate clients for whom they provide networking, systems integration and other related services.

            o Internet direct marketers of computer products -- companies that sell and distribute computer-related products via the Internet, including Beyond.com Corporation, Buy.com, Inc., Cyberian Outpost, Inc., NECX Corp., ONSALE Inc. and ValueAmerica.com, Inc.

            o Internet auction houses such as ONSALE Inc., Surplus Auction (the auction site for Egghead.com, Inc.) and Ubid Inc.

            o Internet content providers or portals such as, America Online Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc., Microsoft Corporation and Yahoo! Inc. that engage in electronic commerce and may offer or provide means for others to offer competitive products.

            o Internationally, our competition includes direct vendors, direct marketers, retailers, corporate resellers, value added resellers and internet resellers. Some of our competitors include: Action Computer (United Kingdom), Computacenter plc (France and the United Kingdom), Computer Company (the Netherlands), Dustin (Sweden), MISCO (France and Germany), Global Direct Mail (United Kingdom), Info Products (the Netherlands), Multiple Zones International, Inc. (Germany) and PC Express (Sweden).

            We believe the principal competitive factors affecting our market are:

            o     price

            o     product availability

            o     speed and accuracy of fulfillment

            o     size and productivity of an outbound sales force

            o     ability to purchase merchandise at satisfactory prices

            o     brand recognition

            o ability to attract customers at favorable customer acquisition costs

            o     speed, reliability, accessibility and ease of use of Websites

            o     effectiveness of customer service

            Price is an important competitive factor in the personal computer hardware and software market. We expect increased competition on the basis of price. That could result in reduced operating margins, loss of market share and diminished brand loyalty, any one of which factors could materially and adversely affect our business, financial condition and results of operations. In addition, new technologies and the expansion of existing technologies on the Internet, such as price comparison programs, may direct end-users to retailers that compete with us.

EMPLOYEES

            As of December 31, 1998, we employed 3,595 people, down from 4,133 as of December 31, 1997. 1,292 were in management, support services and administration; 1,618 in sales, technical support and customer service and 685 in warehouse/distribution. Of the total number of employees, 1,248 were employed internationally. Our domestic employees are not represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

SALES TAX

            Presently, we collect state sales tax, or other similar tax, only on sales of products to residents of New Jersey, Connecticut and Ohio. Various states have tried to impose on direct marketers the burden of collecting state sales taxes on the sale of products shipped to state residents. The U.S. Supreme Court has held that it is unlawful for a state to impose these sales tax collection obligations on an out-of-state mail order company whose only contacts with the state are the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers. It is possible, however, that legislation may be passed to overturn such decision or the Supreme Court may change its position. Additionally, it is currently uncertain whether electronic commerce, which includes our various Internet sales activities, will be subject to state sales tax. The imposition of new state sales tax collection obligations increases our administrative expenses and may impact our ability to compete effectively on the basis of price.

            In October 1998 Congress passed the Internet Tax Freedom Act. The stated purpose of the ITFA is to provide neutral tax treatment of economic activity, electronic or otherwise. Towards this end, the ITFA prohibits state and local taxes that discriminate against or single out the Internet. As part of the Act, Congress created the Advisory Committee on Electronic Commerce, charged to conduct an 18-month study of whether use of or sales on the Internet should be taxed, and if so, how taxes could be applied without subjecting the Internet and electronic commerce to special, discriminatory or multiple taxation. Although it is not an issue specific to the Internet, one of the agenda items for the Advisory Committee is a review of the sales tax "nexus" issue as it relates to all direct marketers. We cannot assure you that the Advisory Committee's report to Congress will not ultimately result in a modification by legislation of the Supreme Court's favorable rulings regarding sales and use taxation on out of state direct marketers.

TRADEMARKS

            We conduct our business under many trademarks, service marks and Internet domain names in the U.S. and internationally including Micro Warehouse, Mac Warehouse, Data Comm Warehouse, Inmac, USA Flex, Nu Data, Power User, Lan Warehouse, Warehouse.com, Auction Warehouse, Webauction, Webauction.com, Computersbynet.com, Reader's Warehouse, Savebynet.com and a variety of other marks and domain names that appear in the our catalogs, Internet sites, advertisements and on our private label products.

            We intend to use and protect these or related marks and domain names, as necessary and appropriate, in the U.S and in various foreign countries. We believe our trademarks, service marks and domain names have significant value and are an important factor in the marketing of our products. Our trademarks, service marks and domain names have an indefinite term as long as they are used in connection with our business activities. We intend to take steps to maintain use of our marks and domain names as appropriate and to renew registrations as necessary.

REGULATIONS

            The direct response business is subject to the Mail and Telephone Order Merchandise Rule and 1996 Telemarketing Sales Rule and related regulations promulgated by the Federal Trade Commission and comparable state agencies. In addition, U.S. and foreign laws regulate certain users of customer information and the development and sale of mailing lists. We believe we are in compliance with all rules and regulations governing our marketing practices and have implemented programs and systems to assure ongoing compliance. However, new restrictions may arise in this area that could have an adverse effect on our business, financial condition and results of operations.

            Due to the increasing popularity and use of the Internet and other commercial online services, it is possible that additional laws and regulations may be adopted with respect to electronic commerce. These laws may cover issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. For example, the states of Virginia, Nevada, Washington and California have passed legislation intended to deter fraudulent or other unfair practices in direct marketing via commercial e-mail practices commonly known as "spamming". At least seventeen other states and the federal government are currently considering similar legislation. We believe we are in compliance with all laws governing direct marketing through e-mail. However, we cannot predict whether any new legislation will result in further restrictions on legitimate e-mail marketing efforts or that such restrictions will make our efforts to market through commercial e-mail more costly or less effective in the future. Moreover, the applicability to the Internet and other commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any new legislation or regulation, or the application of existing laws and regulations to the Internet, could have the effect of decreasing the growth of electronic commerce or increasing our cost of doing business on the Internet and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

            Our principal facilities, all of which except for the warehouse and distribution center facility in Runcorn, England are leased, are as follows:

                                                                                                   Expir. of
                                                                                         Approx.    Current
                                                                         Location        Sq. Ft.  Lease Term
                                                                         --------        -------  ----------
Telemarketing, technical support, management
information systems and customer service center ....................... Lakewood, NJ     52,109      2009

Telemarketing, technical support, management information
systems and customer service center ................................... Lakewood, NJ     41,514      2005

Manufacturing, sales and distribution ................................. Lakewood, NJ     30,360      2001

Telemarketing, technical support, management information
systems and customer service center .................................. Gibbsboro, NJ     82,000      2002

Warehouse and distribution center ................................... Wilmington, OH    102,400      1999

Warehouse and distribution center* .................................. Wilmington, OH     83,200      2003

Warehouse and distribution center* .................................. Wilmington, OH     32,000      2003

Warehouse and distribution center* .................................. Wilmington, OH     70,400      2001

Warehouse and distribution center** ................................. Wilmington, OH    230,000      2009

Headquarters and Administrative offices ................................ Norwalk, CT     83,000      2001

Corporate Sales .................................................. South Norwalk, CT     26,500      1999

European Coordination Center and offices ........................ Bracknell, England     11,000      2011

Offices and distribution center ........................... Watford, London, England     37,500      2004

Warehouse and distribution center ................................. Runcorn, England     69,000      N/A

Offices ....................................................... Borehamwood, England     48,300      2003

Offices and warehouse ........................................... Mitry-Mory, France     63,900      2002

Offices .......................................................... Ginsheim, Germany     37,542      2001

Offices and distribution center .............................. Mainz-Kastel, Germany     27,653      2008

Distribution center .......................................... Neu-Isenburg, Germany      7,209      2000

Offices and distribution center ............................. Amsterdam, Netherlands     10,000      1999

Offices and distribution center .................................. Stockholm, Sweden     11,475      1999

Offices .......................................................... Stockholm, Sweden     12,000      2000

Offices and distribution center ................................ Mexico City, Mexico      4,600      1999

Retail and offices ........................................ Toronto, Ontario, Canada      7,500      2001

Offices and warehouse ..................................Mississauga, Ontario, Canada     56,517      2004

Retail, offices and warehouse .......................... North York, Ontario, Canada      3,500      1999

            We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

            * We intend to sub-lease these properties once our new warehouse/distribution center is completed.

            ** We expect the lease of the new warehouse/distribution center to commence during the second quarter of 1999.

ITEM 3. LEGAL PROCEEDINGS.

            During 1998 we settled all remaining litigation, with the exception of the ongoing formal investigation by the Commission, arising out of our announcements in September and October, 1996 that we intended to restate our financial statements covering the 1992 through 1995 fiscal years.

            During the second quarter of 1998 we recorded a pre-tax charge of $14 million for the settlement of the lawsuit brought by holders of approximately 1.3 million shares of our common stock and which arose out of our 1996 stock merger with Inmac Corp. This settlement, consummated on July 30, 1998, provided for a total payment of $19 million, $6 million of which was in the form of our common stock. The pre-tax charge was based on the total amount of the settlement, net of a $5 million contribution from a non-affiliated source. In addition, we consummated a settlement with the State Board of Administration of Florida, which had earlier elected not to participate in the class action settlement, by making a $150,000 cash payment.

            In September 1997, we settled the consolidated securities class action lawsuit relating to the restatement of our financial statements. In September 1998 we consummated the Court-approved settlement and paid $30 million in cash to the class plaintiffs.

            The staff of the Commission is conducting a formal investigation into the events underlying the restatement. We are cooperating with the Commission in its investigation. We cannot predict the outcome of this investigation.

            We are and may in the future be involved in other litigation relating to claims arising out of our operations in the normal course of business. We do not expect any pending litigation to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol MWHS. As of December 31, 1998, the Common Stock was held by approximately 182 holders of record. The table below sets forth the reported quarterly high and low sales prices for the Common Stock on the Nasdaq Stock Market for Fiscal Year 1998 and 1997.

FISCAL 1998                                 HIGH                     LOW

First Quarter                             $17.38                  $10.25

Second Quarter                             18.75                   13.25

Third Quarter                              27.63                   14.63

Fourth Quarter                             36.38                   11.25

FISCAL 1997

First Quarter                             $16.50                  $ 9.75

Second Quarter                             18.63                   12.88

Third Quarter                              30.00                   13.00

Fourth Quarter                             24.75                    9.88

            The Company has never declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for future growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

For the Years Ended December 31,

(IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)             1998          1997           1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
-----------------------------------------------------------------------------------------------------------------------------

Net sales                                                 $2,220,018    $2,125,698     $1,916,244    $1,684,627    $1,130,796

Gross profit                                                 359,935       351,976        342,446       323,991       246,678

Restructuring, merger costs  and goodwill write-off               --        67,828         32,161            --            --

Litigation settlements                                        14,000        20,700             --            --            --

Income (loss) from operations before interest, income

   taxes and extraordinary charge                             52,528       (42,455)        33,093        57,715        41,063

Income (loss) before income taxes and extraordinary

   charge                                                     61,578       (37,816)        36,601        57,903        40,877

Extraordinary charge, net of taxes                                --            --          1,584            --            --
=============================================================================================================================
Net income (loss)                                            $30,178      ($36,681)       $15,298       $35,244       $24,556
=============================================================================================================================

Basic net income (loss) per share                              $0.87        ($1.06)         $0.45         $1.07         $0.82

Diluted net income (loss) per share                            $0.85        ($1.06)         $0.44         $1.05         $0.80

Shares used in per share calculation -

   Basic                                                      34,803        34,475         34,310        32,940        29,847

   Diluted                                                    35,349        34,475         34,793        33,605        30,560
=============================================================================================================================
OPERATING DATA:
-----------------------------------------------------------------------------------------------------------------------------
Gross profit percentage                                        16.2%         16.6%          17.9%         19.2%         21.8%

Operating profit (loss) percentage                              2.4%         (2.0%)          1.7%          3.4%          3.6%

Current ratio                                                  2.2:1         2.0:1          2.2:1         2.8:1         2.5:1

BALANCE SHEET DATA (AT DECEMBER 31):
-----------------------------------------------------------------------------------------------------------------------------
Working capital                                             $312,128      $262,449       $271,530      $298,843      $210,278

Total assets                                                 666,530       619,344        607,842       554,546       411,876

Long - term obligations                                           --            --            376        20,458         1,497

Short-term debt obligations                                       --        12,570         40,803        18,888        25,461

Stockholders' equity                                         398,543       348,789        384,168       364,669       270,862
=============================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The table below sets forth certain items expressed as a percent of net sales for each of the years in the three-year period ended December 31, 1998.

Years Ended December 31,                                                                  1998     1997      1996
-----------------------------------------------------------------------------------------------------------------
Net Sales                                                                                100.0%   100.0%    100.0%
Cost of sales                                                                             83.8     83.4      82.1
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                                              16.2     16.6      17.9
Selling, general and administrative expenses                                              13.2     14.4      14.5
Restructuring costs, merger costs and goodwill write-off                                    --      3.2       1.7
Litigation settlements                                                                     0.6      1.0        --
-----------------------------------------------------------------------------------------------------------------
Income (loss) from operations before interest, income taxes and extraordinary charge       2.4     (2.0)      1.7
Interest income, net                                                                       0.4      0.2       0.2
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary charge                                 2.8%    (1.8%)     1.9%
=================================================================================================================

1998 COMPARED TO 1997

WORLDWIDE SALES

o Net sales increased $94.3 million or 4.4% to $2.220 billion from $2.126 billion in the prior year. In 1998 we continued to focus on expanding our IBM PC-compatible ("Wintel") business. This focus resulted in an approximate 16.4% increase in our worldwide Wintel sales. Our worldwide Mac sales declined approximately 13.6%. Overall, our Mac business represented approximately 34% of our total business in 1998, down from approximately 41% in 1997.

o Sales growth for the year was impacted by the disposal of our small-Mac dependent Norwegian, Finnish, Danish, Japanese and Australian businesses in December of 1997 and early in 1998. The sales growth excluding these businesses was $153.3 million or 7.4% over 1997. Wintel sales grew approximately 19.1% and Mac sales declined approximately 10.4%.

o Our average order value was $523 in 1998, an increase of 4.0% compared to 1997, while our number of orders shipped remained relatively flat year over year.

o As of December 31, 1998 we had 2.0 million customers who had placed orders with us in the last twelve months, down 9.1% from 2.2 million at the end of 1997. This decrease was principally due to a decline in the number of active Mac customers.

      DOMESTIC SALES

      o Domestic sales grew $120.8 million or 8.2% to $1.603 billion from $1.483 billion in 1997.

      o Domestic Wintel sales increased approximately 24.2% from 1997, while domestic Mac sales declined approximately 11.2% from the prior year.

      o Wintel desktop computer sales increased 121% over 1997 and unit volume increased 221%.

      o Macintosh OS computer sales decreased 2%, while units increased 5%. Sales of Apple branded computers, including the new iMac, increased 42% in revenue and 72% in units, partially offsetting the elimination of Macintosh clones from the marketplace.

      o Overall, our domestic average selling price for computers declined 20% from 1997.

      o Our domestic average order value increased 7.9% to $556 from $515 in 1997 despite a higher percentage of Internet orders which typically have lower average order values.

      INTERNATIONAL SALES

      o International sales decreased $26.5 million or 4.1% to $616.7 million from $643.2 million in 1997. On a currency-adjusted basis, international sales declined 2.7%.

      o Excluding the results of the businesses disposed of in December of 1997 and early 1998, international sales increased 5.6% and increased 7.1% on a currency-adjusted basis.

      o     International Wintel sales increased approximately 3.0% from 1997.

      o     International Mac sales declined approximately 22.5% from 1997.

      WORLDWIDE INTERNET SALES

      o Our Internet business continued to grow substantially in 1998. Internet sales increased $137.1 million or 277% to $186.6 million from $49.5 million in 1997.

      o Sales from our Warehouse.com core business Internet site increased $105.9 million or 225% to $152.9 million from $47.0 million in 1997. We have begun a significant upgrade of this site, adding many new features and services. We have also expanded our product category offering with the addition of a book commerce site, Readerswarehouse.com.

      o Sales for our auction website Webauction.com were $33.7 million during 1998 compared to $2.5 million in 1997. Webauction.com began operations in November 1997.

      o In February 1999 we announced the formation of an Internet-only subsidiary, Savebynet.com Inc. which includes Webauction.com and Computersbynet.com, our new Internet discount retailer website.

GROSS PROFIT

o Gross profit increased to $359.9 million in 1998 from $352.0 million in 1997 but decreased as a percentage of net sales to 16.2% in 1998 from 16.6% in 1997.

o The gross profit percentage decline was due to lower domestic margins. International margins were relatively flat.

o Our domestic margins were lower as a result of increased competitive pricing pressures and the impact of a greater percentage of low-margin Internet sales.

o Our international margins were flat due to increased competitive pressure in the UK, offset by the disposal of our lower margin businesses in Norway, Denmark, Finland, Japan and Australia in December of 1997 and early 1998.

            We expect to experience continued reduction in gross profit margins in 1999 due to continued industry-wide pricing pressures. Also, some manufacturers and distributors provide us with incentives in the form of price protection and rebates. No assurance can be given that we will continue to receive such incentives in the future. In addition, our gross margin as a percentage of sales may vary based on product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

o Selling, general and administrative expenses decreased as a percentage of net sales to 13.2% from 14.4% in 1997.

o This decrease was due to several factors including our net advertising costs, which decreased as a percentage of sales to 0.9% from 1.3% in 1997, lower overall operating costs and savings from the disposal and restructuring of our international businesses. These savings were partially offset by $2.3 million of Year 2000 readiness costs and higher compensation and recruiting and training expenses for our domestic sales force.

LITIGATION SETTLEMENTS, GOODWILL WRITE-OFFS AND RESTRUCTURING CHARGES

o Our 1998 results include a pre-tax charge of $14.0 million for the settlement of the Inmac shareholder litigation.

o Our 1997 results include pre-tax charges of $67.8 million relating to the write-off of goodwill ($41.9 million) and restructuring costs ($25.9 million) announced in December of 1997.

o Included in our 1997 results is a pre-tax charge of $20.7 million relating to the settlements of the consolidated class action and derivative lawsuits arising out of the restatement of our financial statements for the years 1992 through 1995.

INCOME (LOSS) FROM OPERATIONS

o Income from operations for 1998 was $52.5 million or 2.4% of net sales compared to a loss from operations of $42.5 million or 2.0% of net sales in 1997.

o Excluding the 1998 charge for the Inmac shareholder litigation settlement, income from operations would have been $66.5 million or 3.0% of net sales.

o The 1997 income from operations was impacted by pre-tax restructuring charges and goodwill write-offs of $67.8 million.

o The 1997 income from operations was also impacted by a pre-tax charge of $20.7 million for the settlement of the shareholder and derivative litigation.

o Excluding the charges related to the restructuring, goodwill write-off and litigation settlements, income from operations would have been $46.1 million or 2.2% of net sales in 1997.

INTEREST INCOME, NET

o Net interest income totaled $9.1 million in 1998 compared to $4.6 million in 1997.

o The principal reason for this increase was the higher level of cash and cash equivalents on hand during 1998.

INCOME TAXES

o Our effective income tax rate for 1998 was 51.0% compared to a benefit of 3.0% in 1997.

o The 1998 income tax rate was unfavorably impacted by the Inmac shareholder litigation settlement which is not deductible for tax purposes. The $14 million pre-tax charge for the settlement of this litigation was recorded net of a $5 million contribution from a non-affiliated source.

o The 1997 income tax rate was impacted by valuation allowances recorded on the tax benefits of restructuring costs and the write-off of goodwill.

o Excluding the impact of the 1998 after-tax charge of $15.8 million relating to the litigation settlement and the 1997 valuation allowances recorded on the tax benefits of restructuring costs our effective income tax rate was 39.1% in 1998 compared to 47.2% in 1997. The lower rate is principally due to the recognition of tax benefits on certain foreign net operating losses.

NET INCOME (LOSS)

o Net income for 1998 was $30.2 million or $0.85 per share compared to a net loss of $36.7 million or $1.06 per share in 1997.

o Our 1998 results were impacted by a $15.8 million or $0.45 per share charge for the settlement of the Inmac shareholder litigation. Our 1997 results include charges of $12.7 million or $0.37 per share for the settlement of the shareholder and derivative litigation, and $52.5 million or $1.52 per share in restructuring costs and goodwill write-offs.

o If you exclude these charges, our net income for 1998 was $46.0 million or $1.30 per share compared to net income of $28.5 million or $0.83 per share in 1997.

1997 COMPARED TO 1996

SALES

o Our net sales increased $209.5 million or 10.9% to $2.126 billion from $1.916 billion in the prior year.

o Wintel sales increased approximately $268 million or 27.2% compared to 1996, while Macintosh-related sales decreased approximately $59 million or 6.3%. Wintel sales in 1997 increased in both the domestic and international markets while the Macintosh business decreased in both markets compared to 1996.

o The continued shift in product mix to hardware resulted in an average order value of $503 in 1997, an increase of 8.4% compared to 1996.

o Overall, domestic sales increased 15.7% over 1996 and international sales increased 1.3%.

o Our increase in sales was in part due to the increase in the number of catalogs distributed worldwide which increased 3.0% to 124.1 million catalogs and a 2.4% increase in the number of orders.

GROSS PROFIT

o Gross profit increased to $352.0 million in 1997 from $342.4 million in 1996 but decreased as a percentage of net sales to 16.6% in 1997 from 17.9% in 1996.

o The gross profit percentage declined primarily due to lower margins in our European operations resulting from a higher proportion of hardware sales and on a worldwide basis due to the shift in product mix to the Wintel business which had lower margins than the Macintosh business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

o Selling, general and administrative expenses decreased as a percentage of net sales to 14.4% from 14.5% in 1996, primarily reflecting a 0.9% decrease in net advertising costs to 1.3% of net sales from 2.2% of net sales in 1996.

o This decrease was partially offset by increases in headcount during the year.

LITIGATION SETTLEMENTS, GOODWILL WRITE-OFFS AND RESTRUCTURING CHARGES

o Our 1997 results include pre-tax charges of $67.8 million relating to the write-off of goodwill ($41.9 million) and restructuring costs ($25.9 million).

o These charges were incurred in connection with the closing of our businesses in Australia and Japan and the sale of our operations in Norway, Denmark and Finland and the write-off of goodwill in our German business. In addition, we closed our European headquarters in the United Kingdom reducing certain functions and transferring others to the United Kingdom, other European business units and the United States.

o In the United States, we consolidated our USA Flex business from the facility in Bloomingdale, Illinois and our Online Interactive, Inc. business from the facility in Seattle, Washington into our existing New Jersey and Connecticut facilities and wrote-off the remaining goodwill of these businesses. We also reorganized our domestic sales force.

o These measures involved eliminating approximately 600 positions. All of these actions were completed in 1998.

o Our 1997 results also include a pre-tax charge of $20.7 million relating to the proposed settlements of the consolidated class action and derivative lawsuit that arose out of the facts underlying our announcements in September and October, 1996 that we intended to restate our financial statements covering years 1992 through 1995.

INCOME (LOSS) FROM OPERATIONS

o Our loss from operations for 1997 was $42.5 million or 2.0% of net sales compared to income from operations of $33.1 million or 1.7% of net sales in 1996.

o Excluding the charges related to the restructuring, goodwill write-off and the Litigation Settlements, 1997 income from operations would have been $46.1 million or 2.2% of net sales.

o The 1996 results include pre-tax charges of $32.2 million relating to the write-off of goodwill and restructuring and merger costs relating to the 1996 Inmac merger. Income from operations for 1996 excluding these charges would have been $65.3 million or 3.4% of net sales.

INTEREST INCOME, NET

o Net interest income totaled $4.6 million in 1997 compared to $3.5 million in 1996.

INCOME TAXES

o The effective income tax rate for 1997 was a benefit of 3.0% compared to a provision of 54.9% in 1996 including the extraordinary charge.

o The 1997 income tax rate was impacted by valuation allowances recorded on the tax benefits of restructuring costs and the write-off of goodwill.

o Excluding these items the effective tax rate was 47.2%, as compared to 40.7% in 1996, excluding certain restructuring and merger costs and goodwill write-offs incurred in 1996. The higher rate is principally due to the absence of a tax benefit on certain foreign losses.

NET INCOME (LOSS)

o Our net loss for 1997 was $36.7 million or $1.06 per share compared to net income of $15.3 million or $0.44 per share in 1996.

o Excluding the charges related to the restructuring, goodwill write-offs, litigation settlements, merger costs and extraordinary charge, net income for 1997 was $28.5 million or $0.83 per share as compared to $40.9 million or $1.18 per share in 1996.

LIQUIDITY AND CAPITAL RESOURCES

ASSET MANAGEMENT

o Cash and marketable securities were $188.6 million at December 31, 1998 compared to $78.9 million at December 31, 1997. The increase of $109.7 million was due primarily to improved inventory and accounts payable management offset by payments of $12.6 million in short-term borrowings and $33.4 million in connection with the shareholder and derivative litigation settlements.

o Inventory decreased $40.7 million to $129.9 million at year end 1998 from $170.5 million at year end 1997. Inventory turns for the year ended December 31, 1998 were 15 compared to 11 in 1997.

o Accounts payable increased $39.4 million to $208.3 million from $168.9 million, primarily resulting from improvements in vendor terms.

o     Overall, working capital increased $49.7 million from 1997 to 1998.

o We believe that our existing cash reserves and expected cash flow from operations will be sufficient to satisfy our operating cash needs for at least the next 12 months.

CAPITAL EXPENDITURES

o Capital expenditures were $22.2 million in 1998 and $16.5 million in 1997. Major expenditures for 1998 were primarily related to the implementation of new domestic financial systems, the upgrade of our websites and telephone systems and other computer and hardware purchases. In 1997, our expenditures were primarily related to purchases of computer equipment and leasehold improvements.

o During the year, construction began on our new 230,000 sq. ft. warehouse facility at the Airborne Express hub facility in Wilmington, Ohio. We anticipate spending approximately $16 million for equipment, fixtures and computer systems for the new warehouse during the next nine months. We have executed a 10-year lease of this facility to commence upon completion of construction, which will occur during the second quarter of 1999.

o We currently anticipate investing approximately $18 million over the course of 1999 for the upgrade of our computer systems. This investment is intended to improve and create efficiencies in many businesses including sales, warehouse, inventory and financial management. In addition to these expected improvements, the implementation of these upgrades will address "Year 2000 readiness" issues.

o The upgrade of our primary domestic operating system has begun and new domestic financial systems were successfully installed in 1998.

o These investments in systems and the expenditures related to the new warehouse will be funded from existing cash and operating cash flows.

LINES OF CREDIT

o We have a multi-currency revolving credit facility of $55.0 million. This facility expires on June 30, 1999. The facility is used for general corporate and working capital purposes. As of December 31, 1998 this facility was not being used.

o At December 31, 1998 we had unused lines of credit in the United Kingdom and France which provide for unsecured borrowings up to 2.0 million British pounds ($3.3 million at December 31, 1998 exchange rate) and 45 million French francs ($8.0 million at December 31, 1998 exchange rate), for working capital purposes.

FORWARD EXCHANGE CONTRACTS

o We use forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in our foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. Our credit exposure is limited to the replacement cost, if any, of the instruments and we only enter into such agreements with highly-rated counterparties. We match the term and notional amount of the contracts to the underlying intercompany loans or investments and do not enter into forward exchange contracts for trading or speculative purposes.

o At December 31, 1998 we had outstanding forward exchange contracts with notional amounts of $13.0 million which mature in six months or less. The single largest currency represented was the French franc.

IMPACT OF INFLATION AND SEASONALITY

o Response rates to catalog mailings are subject to seasonal variations. The first and last quarters of the year generally have higher response rates while the two middle quarters typically have lower response rates. Given this fact, we mail fewer catalogs during the second and third quarters. The slower quarters are impacted by the summer months, particularly in Europe.

o We do not believe that inflation has had a material effect on our sales during recent years.

ACCOUNTING PRONOUNCEMENTS

o In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. We adopted SFAS No. 130 effective January 1, 1998.

o Also, in June 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. We adopted SFAS No. 131 in 1998.

o In 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 1999. We do not expect the adoption of this statement to be material to our business, financial position or results of operations.

o In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We do not expect the adoption of SOP 98-1 to be material to our business, financial condition or results of operations.

o Also in 1998 the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." This Statement of Position requires the expensing of certain costs such as pre-operating expenses and any organizational costs associated with start-up activities, and is effective for fiscal years beginning after December 15, 1998. The effect of adoption is required to be accounted for as a cumulative effect of change in accounting principle. We do not expect the impact of SOP 98-5 to be material to our business, financial condition or results of operations.

YEAR 2000 READINESS

            We use a significant number of computer software programs and operating systems in our internal operations including applications used in financial business systems and various administrative functions that will be affected by the Year 2000 problem common to most businesses. If these systems are unable to properly recognize date sensitive information related to Year 2000 they could generate erroneous data or fail to operate. This in turn may cause disruptions of our operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

            YEAR 2000 READINESS PROGRAMS. To reduce the possibility of significant interruptions in normal operations we have initiated a worldwide Year 2000 readiness program. We are using both internal and external resources in our Year 2000 program. As part of our readiness program, we have named a Year 2000 Director, established a project office and formed a cross-functional task force to coordinate this program on a worldwide basis.

            In 1998 we performed a comprehensive review of our existing information systems to determine which of our computer equipment and software might not function properly with respect to dates referencing the Year 2000 and thereafter. This review included systems commonly thought of as information technology ("IT") systems, including accounting, data processing and other miscellaneous systems, as well as systems not commonly thought of as IT systems such as alarm systems, fax machines and other similar systems.

            We are in the process of modifying or replacing systems that were identified as not being Year 2000 ready. In addition to the planned upgrades described in Liquidity and Capital Resources, above, we identified the need for and have begun making modifications to our worldwide systems in connection with the Year 2000 program. We estimate that we were 45% complete at December 31, 1998 with respect to the modification or replacement of our worldwide systems and remain on target for completion by June 30, 1999. Final integration testing for these systems is scheduled to occur in the third quarter of 1999. Significant milestones in this project include:

            o We have substantially completed our worldwide hardware upgrades.

            o We have successfully inventoried and evaluated our desktop/server software on a worldwide basis. The implementation of compliant versions of the software for these platforms is on schedule.

            o We have identified as needing replacement or upgrading our domestic operating and human resource systems. These replacement or upgrade projects have been staffed and are proceeding in accordance with our plan. Our European core systems identified as needing upgrading have already been remediated, are in the testing phase and are on schedule for completion in accordance with our plan.

            o We have converted our domestic financial systems to Peoplesoft Inc. application software.

            During the second quarter of 1998 we began a program for determining the Year 2000 readiness of our business partners, including our vendors, service providers and major customers and the compatibility of system interfaces for electronic business transactions. First we identified our business partners and categorized them according to their significance to our operations. Then we wrote to each business partner to determine its Year 2000 readiness status. Based on these communications, we believe that most of our significant business partners and our interfaces with their systems will be Year 2000 ready. However, it is too early to determine whether any of our other business partners will be Year 2000 ready. During the first quarter of 1999, we began to escalate our correspondence to those business partners that have not responded to our initial communications or whose response identified an issue requiring further clarification. During the next six months, we intend to complete our readiness analysis, work with our business partners to clarify any outstanding issues and, where appropriate, develop contingency plans including securing alternative vendors and service providers.

            COST OF YEAR 2000 READINESS PROGRAMS. After-tax charges related to the identification, assessment, remediation and testing efforts related to the Year 2000 program are expected to be approximately $4.7 million. We expect that remaining after-tax Year 2000 expenses during the first nine months of 1999 will be approximately $3.3 million which will negatively impact earnings by approximately $0.04 per share in each of the first two quarters of 1999 and $0.02 per share in the third quarter of 1999. This amount is not included in the $18 million we expect to invest in the planned upgrade of our worldwide computer systems during the next twelve months. As of December 31, 1998, we had incurred after-tax costs of approximately $1.4 million primarily for outside consulting fees related to the planning and analysis activities of the Year 2000 program, including incurred costs of approximately $0.6 million or $0.02 per share during the fourth quarter of 1998.

            RISKS ASSOCIATED WITH YEAR 2000 ISSUES. If we or our significant business partners fail to address Year 2000 issues in an adequate and timely manner, our ability to process transactions could be impeded. In addition, the failure of common carriers or other means of shipping products to be able to transport shipments of our products to customers in a timely basis during the first days or weeks of the new millennium could cause the loss of material amount of revenue some of which may be permanent. This may result in a direct and material impact on our ability to generate revenue and to attract and retain customers in the future. This in turn could have a material impact on our business, financial condition and results of operations.

            Among the factors that could cause our Year 2000 efforts to be less than fully effective are the novelty and complexity of these issues and their solutions and our dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties. Moreover, Year 2000 issues present a number of risks that are beyond our control. These include the failure of vendors or common carriers to deliver merchandise to us or our customers, the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds and the collateral effects on us of the effects of Year 2000 issues on the economy in general or on our business partners and customers in particular.

            In addition, variability of definitions of "compliance with Year 2000" and the variety of computer products we sell that may themselves contain a Year 2000 problem may lead to claims against us, including those arising out of the failure of such products to be "compliant". Through our Year 2000 compliance office we have received over 12,000 third party requests for documentation of internal compliance and product compliance. We rely upon the warranties of the product manufacturers in case of any such claims but we have not received assurance that such warranties will be sufficient to cover the costs and expenses of any successful claims.

            Assuming that governmental services, the banking system, common carriers, telecommunications and utilities are operational and no material adverse impact on the market for our products or the economy in general occurs prior to or immediately following the new millennium, we believe that the reasonably likely worst case scenario would be the requirement to incur additional expense and resources needed to repair or replace additional systems or subsystems, the potential loss or delay of customer orders, direct and material impact on our ability to generate revenue and to attract and retain customers in the future and a higher than anticipated influx of customer returns and claims relating to products sold by us that were not Year 2000 ready. Any of these things could have a material adverse effect on our business, financial condition and results of operations.

            CONTINGENCY PLANS. We are in the process of developing contingency plans to mitigate to the extent possible any significant identified Year 2000 risks. We have begun a comprehensive analysis of the nature and extent of operational problems that would be reasonably likely to result from our failure or the failure of our business partners to complete their Year 2000 readiness efforts. This analysis will provide the information necessary to develop a contingency plan for dealing with the most likely worst case scenario. We currently expect to complete such analysis and contingency planning during the second quarter of 1999.

EUROPEAN MONETARY UNION

            On January 1, 1999 eleven member countries of the European Community established the euro, a new common currency, by fixing exchange rates between their national currencies and the euro. Of these eleven member countries, we have operations in France, Germany and the Netherlands. On January 1, 2002 euro coins and notes are scheduled to be introduced while national currency coins and notes are scheduled to be withdrawn from circulation by July 1, 2002. During this three year transition period goods and services may be purchased with the euro or national currency. After the transition period transactions in both the wholesale and retail marketplace are expected to be conducted in the euro.

            The immediate impact of the common currency on our European businesses was the requirement to process customer orders in both national currencies and the euro. We have performed an analysis to determine the requirements to upgrade various computer systems to manage our business in a dual currency environment. These upgrades are currently being implemented and are expected to be complete by the end of the first quarter in 1999. Until these upgrades are complete, we will manually process transactions for those customers who require us to transact business in the euro. We do not expect these manual processes to result in any significant disruption to our European businesses. The cost of the computer systems upgrade is not material.

            Our existing multi-currency revolving credit agreement contemplates borrowing in the euro. Our foreign exchange exposures are not expected to be materially altered by the introduction of the euro.

OUTLOOK

            We depend in large part on sales of hardware and software products for users of Apple Macintosh computers. These products represented approximately 34% of our net sales for the year ended December 31, 1998. Computers manufactured by Apple Computer, Inc. itself represented approximately 11% of our net sales for the Year ended December 31, 1998. Apple has significantly restricted the number of authorized resellers of its products and sells its products to end users in direct competition with us and other resellers. If Apple were to withdraw our reseller authorization, this would have an immediate adverse impact on our business, financial condition and results of operations. In addition, Compaq Computer Corp., one of our largest suppliers, has recently expanded its direct sales efforts. The continuing impact of these matters may adversely affect our business, financial condition and results of operations.

            We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. Many of these manufacturers have historically provided us with incentives in the form of supplier reimbursements, price protection payments, rebates and other similar arrangements. The increasingly competitive environment between and amongst computer hardware manufacturers has already resulted in the reduction and/or elimination of some of these incentive programs. Additionally, the return rights historically offered by manufacturers have become more limited. Manufacturers are also taking steps to reduce their inventory exposure by supporting "build to order" programs in which distributors and resellers are being authorized to directly manufacture computer hardware. This trend is part of an overall effort by manufacturers to reduce their costs and shift the burden of inventory risk to resellers like us, which could have a material adverse effect on our business, financial condition and results of operations.

            We have embarked on a program to expand our telemarketing sales force and believe that our future success depends, in part, on our ability to recruit, train and retain an adequate number of skilled sales associates.

            We are in the process of replacing or modifying substantially all of our significant operating and financial systems. We believe that our future success is dependent upon the successful integration of these systems in a timely fashion.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

            With the exception of historical information contained in this Report, the matters described in this Report contain "forward-looking statements". Forward-looking statements typically include the words "believe," "expect," "anticipate," "intend," "estimate," or similar expressions. The forward-looking statements in this Report are subject to economic, competitive, governmental, technological and legal contingencies, many of which are beyond our control. They are specifically subject to risks and uncertainties relating to:

            o increased competition from other catalog, retail store, online and other resellers and manufacturers of computer products

            o     reductions in manufacturers' incentive programs

            o     our foreign operations

            o     the volatility of our stock

            o privacy concerns with respect to mailing list development and maintenance

            o     IT systems capacity restraints

            o     continued development of electronic commerce

            o     quarterly fluctuations and seasonality of our business

            o     increases in postage, shipping and paper costs

            o     state sales tax collection efforts

            o the ultimate outcome of the Commission's investigation into our reported accounting errors

            o the Year 2000 issue and specifically our Year 2000 readiness initiatives

            o certain provisions of our Certificate of Incorporation that could delay, defer or prevent a change in control

            We discuss these and other risks in more detail in:

            o Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report and more specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality" and "Outlook"

            o the Risk Factors section of our Registration Statement on Form S-3 dated January 25, 1999

            We warn you not to place undue reliance on the forward-looking statements contained in this Report because they speak only as of the date of this Report and we have no obligation to update or revise them in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to market risk in the normal course of our business operations due to our operations in different foreign currencies, and our ongoing investing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to these risks.

            The primary purpose of our foreign currency hedging activities is to manage currency risk related to intercompany loans and investments in our foreign subsidiaries. The single largest hedged currency represented at December 31, 1998 is the French franc. At December 31, 1998, we had outstanding forward exchange contracts in notional amounts totaling $12,973 (fair value of $12,990) which mature in six months or less. We match the term and the notional amount of the contracts to the underlying intercompany loans or investments, and do not enter into any derivative financial instruments for trading purposes. Foreign currency hedging activity is not material to our consolidated financial position, results of operations, or cash flow.

            We are exposed to changes in interest rates primarily as a result of our investing activities. The primary objective of our investing activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We primarily invest in highly liquid tax exempt municipal bonds, floating rate bonds, commercial paper, money market funds and corporate bonds which totaled $60,520 at December 31, 1998. These investment portfolios have a weighted average maturity of less than one year with no individual investment having a maturity exceeding two years. The market risk associated with investing activity is not material to our consolidated financial position, results of operations or cash flow.

            The interest rate risk evaluation noted above is based on a sensitivity analysis performed on our marketable securities at December 31, 1998. If the actual changes in interest rates are substantially different from expected changes, the net impact of interest rate risk on our cash flows may be materially different from that disclosed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

            FINANCIAL DISCLOSURE

            On March 19, 1999, we informed KPMG LLP that upon completion of the audit for the year ended December 31, 1998, we will not reappoint them as the principal accountants for the year ended December 31, 1999. We will engage PricewaterhouseCoopers LLP as our principal accountants. The decision to change accountants was recommended by the Audit Committee of the Board of Directors and approved by the full Board of Directors.

            In connection with the audits of the two fiscal years ended December 31, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

            The audit reports of KPMG LLP on our consolidated financial statements as of and for the years ended December 31, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. We have requested that KPMG LLP furnish us with a letter to the Commission stating whether or not they agree with the above statements. A copy of this letter, dated March 19, 1999 from KPMG LLP is attached as exhibit 16.1 to this Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 3, 1999 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 3, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 3, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item appears in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 3, 1999 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

            (a)(1) Consolidated Financial Statements:

            The following consolidated financial statements are filed as part of this report:

            Responsibility for Financial Statements and Independent Auditors' Report.

            Consolidated Balance Sheets as of December 31, 1998 and 1997.

            Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Stockholders' Equity as of and for the years ended December 31, 1998, 1997 and 1996.

            Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

            (b) Reports on Form 8-K

                1. The Company filed a Form 8-K pursuant to Item 5 therein on December 31, 1998 to report that it had amended its By Laws to provide that the Secretary of the Company must receive written notification describing any business proposed to be presented by a stockholder at an annual meeting at least 60 days before the date on which the Company mailed its proxy materials for the prior year's annual meeting.

                2. The Company filed a Form 8-K pursuant to Item 4 therein on March 26, 1999 to report that upon completion of the audit for the year ended December 31, 1998 the Company will not reappoint KPMG LLP as its principal accountants for the year ended December 31, 1999 and that the Company will engage PricewaterhouseCoopers LLP as its principal accountants.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Micro Warehouse, Inc.


                               By /s/ PETER GODFREY
                               -----------------------------------------------
                               Peter Godfrey
                               Chairman, Chief Executive Officer and President

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Peter Godfrey and Bruce L. Lev, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended December 31, 1998, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K for the year ended December 31, 1998 has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

NAME                       Title                               Date


Peter Godfrey              /s/ PETER GODFREY                   March 31,1999
                           ------------------------------
                           Chairman, Chief Executive
                           Officer and President


Felix Dennis               /s/ FELIX DENNIS                    March 31,1999
                           ------------------------------
                           Director


Frederick H. Fruitman      /s/ FREDERICK H. FRUITMAN           March 31,1999
                           ------------------------------
                           Director


Joseph M. Walsh            /s/ JOSEPH M. WALSH                 March 31,1999
                           ------------------------------
                           Director


Wayne P. Garten            /s/ WAYNE P. GARTEN                 March 31,1999
                           ------------------------------
                           Executive Vice President
                           and Chief Financial Officer
                           (Principal Financial Officer)
                           (Principal Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

Responsibility for Financial Statements                                   F-2

Independent Auditors' Report                                              F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997.             F-4

Consolidated Statements of Operations and Consolidated Statements of
  Comprehensive Income (Loss) for the years ended December 31, 1998,
  1997 and 1996.                                                          F-5

Consolidated Statements of Stockholders' Equity as of and for the years
  ended December 31, 1998, 1997 and 1996.                                 F-6

Consolidated Statements of Cash flows for the years ended
  December 31, 1998, 1997 and 1996.                                       F-7

Notes to Consolidated Financial Statements                                F-8

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

     The Audit Committee of the Board of Directors meets with management, our internal auditors and our independent auditors to review accounting, auditing and financial matters. Our Audit Committee is composed of only outside directors. This committee and the independent auditors have free access to each other with or without management being present.


Peter Godfrey                                     Wayne P. Garten

President, Chief Executive Officer and            Executive Vice President and

Chairman of the Board                             Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

KPMG LLP


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MICRO WAREHOUSE, INC.:

     We have audited the accompanying consolidated balance sheets of Micro Warehouse, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Warehouse, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Stamford, Connecticut

February 16, 1999

CONSOLIDATED BALANCE SHEETS

MICRO WAREHOUSE, INC.

December 31,

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                           1998         1997
-------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                                                $ 128,035    $  58,051
  Marketable securities at market value                                       60,520       20,817
  Accounts receivable, net of allowance for doubtful accounts ($10,943
     and $13,399 at December 31, 1998 and 1997, respectively)                216,487      217,475
  Inventories                                                                129,852      170,543
  Prepaid expenses and other current assets                                   14,379       11,763
  Tax refunds                                                                 13,176       23,452
  Deferred taxes                                                              17,666       30,903
-------------------------------------------------------------------------------------------------
Total current assets                                                         580,115      533,004
-------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                            36,950       32,416
  Goodwill, net                                                               44,444       45,744
  Non-current deferred taxes                                                   3,422        5,850
  Other assets                                                                 1,599        2,330
-------------------------------------------------------------------------------------------------
Total assets                                                               $ 666,530    $ 619,344
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $ 208,335    $ 168,886
  Accrued expenses                                                            50,508       67,055
  Accrued litigation settlements                                                --         16,100
  Loans payable, bank                                                           --         12,570
  Deferred revenue                                                             9,144        5,944
-------------------------------------------------------------------------------------------------
Total liabilities                                                            267,987      270,555
-------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized - 100 shares; none issued                                       --           --
  Series A Junior Participating Preferred Stock, $.01 par value:
     Authorized - 45 shares; none issued                                        --           --
  Common stock, $.01 par value:
  Authorized - 100,000 shares; issued and outstanding: 35,413 and 34,639
    shares at December 31, 1998 and 1997, respectively                           354          346
  Additional paid-in capital                                                 299,544      282,865
  Deferred compensation                                                       (3,123)      (4,413)
  Retained earnings                                                          110,568       80,390
  Accumulated other comprehensive loss                                        (8,800)     (10,399)
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   398,543      348,789
-------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                 $ 666,530    $ 619,344
=================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

MICRO WAREHOUSE, INC.

Years Ended December 31,
(in thousands, except per share data)                                    1998           1997           1996
-----------------------------------------------------------------------------------------------------------
Net sales                                                         $ 2,220,018    $ 2,125,698    $ 1,916,244
Cost of goods sold                                                  1,860,083      1,773,722      1,573,798
-----------------------------------------------------------------------------------------------------------
Gross profit                                                          359,935        351,976        342,446
Selling, general and administrative expenses                          293,407        305,903        277,192
Write-off of goodwill                                                    --           41,907          5,977
Restructuring costs                                                      --           25,921         20,071
Merger costs                                                             --             --            6,113
Provision for settlements of shareholder and
        derivative litigation                                          14,000         20,700           --
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations before interest,
        income taxes and extraordinary charge                          52,528        (42,455)        33,093
Interest income                                                         9,482          6,408          5,717
Interest expense                                                         (432)        (1,769)        (2,209)
-----------------------------------------------------------------------------------------------------------
Interest income, net                                                    9,050          4,639          3,508
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
        extraordinary charge                                           61,578        (37,816)        36,601
Income tax provision (benefit)                                         31,400         (1,135)        19,719
-----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary charge                              30,178        (36,681)        16,882
Extraordinary charge, net of taxes of $1,078                             --             --            1,584
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    30,178    $   (36,681)   $    15,298
===========================================================================================================
Basic net income (loss) per share                                 $      0.87    ($     1.06)   $      0.45
Basic net income (loss) per share before
        extraordinary charge                                      $      0.87    ($     1.06)   $      0.49
Diluted net income (loss) per share                               $      0.85    ($     1.06)   $      0.44
Diluted net income (loss) per share before
        extraordinary charge                                      $      0.85    ($     1.06)   $      0.49
Shares used in per share calculation -
        Basic                                                          34,803         34,475         34,310
        Diluted                                                        35,349         34,475         34,793
===========================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
MICRO WAREHOUSE, INC
Years Ended December 31,
(In thousands)                                                           1998           1997           1996
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    30,178    $   (36,681)   $    15,298
   Other comprehensive income (loss), net of tax:
      Unrealized gains (losses) on marketable
         securities                                                        (2)           (14)            64
      Foreign currency translation adjustments                          1,601         (7,356)        (2,014)
-----------------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                                    1,599         (7,370)        (1,950)
-----------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       $    31,777    $   (44,051)   $    13,348
===========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MICRO WAREHOUSE, INC.

                                                              Additional               Loan to                Accumulated

                                         Common Stock         Paid-in   Deferred       Former     Retained    Comprehensive

(In thousands)                          Shares     Amount     Capital   Compensation   Officer    Earnings    Loss        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995             33,944   $     339   $ 263,636   $    --     $      --   $ 101,773   $  (1,079)  $ 364,669
====================================================================================================================================
Net income                                 --          --          --          --          --        15,298        --        15,298
Common stock issued pursuant to
stock awards, stock options and
warrants exercised                          415           4       5,807        --          --          --          --         5,811
Loan to former officer                     --          --         1,400        --        (1,400)       --          --          --
Deferred compensation                      --          --           340        --          --          --          --           340
Foreign currency translation
  Adjustment                               --          --          --          --          --          --        (2,014)     (2,014)
Valuation adjustment for
  Marketable securities                    --          --          --          --          --          --            64          64
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             34,359         343     271,183        --        (1,400)    117,071      (3,029)    384,168
====================================================================================================================================
Net (loss)                                 --          --          --          --          --       (36,681)       --       (36,681)
Common stock issued pursuant
  to stock options exercised                280           3       6,256        --          --          --          --         6,259
Loan to former officer                     --          --          (775)       --         1,400        --          --           625
Deferred compensation                      --          --         6,201      (4,413)       --          --          --         1,788
Foreign currency translation
  Adjustment                               --          --          --          --          --          --        (7,356)     (7,356)
Valuation adjustment for
  Marketable securities                    --          --          --          --          --          --           (14)        (14)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             34,639         346     282,865      (4,413)       --        80,390     (10,399)    348,789
====================================================================================================================================
Net income                                 --          --          --          --          --        30,178        --        30,178
Common stock issued pursuant
  to stock options exercised                774           8      15,710        --          --          --          --        15,718
Stock issuance for Litigation
  Settlement                                277           3       5,997        --          --          --          --         6,000
Deferred compensation                      --          --          (354)      1,290        --          --          --           936
Repurchase of Common Stock                 (277)         (3)     (4,674)       --          --          --          --        (4,677)
Foreign currency translation
  Adjustment                               --          --          --          --          --          --         1,601       1,601
Valuation adjustment for
  Marketable securities                    --          --          --          --          --          --            (2)         (2)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             35,413   $     354   $ 299,544   ($  3,123)  $    --     $ 110,568   ($  8,800)  $ 398,543
====================================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
REPRESENTING INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
MICRO WAREHOUSE, INC.
Years Ended December 31,
(in thousands)                                                     1998        1997       1996
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                          $  30,178   ($ 36,681)  $ 15,298
   Adjustments to reconcile net income (loss)
      to net cash provided (used) by
      operating activities:
      Depreciation and amortization                              15,039      16,160     12,340
      Non-cash litigation settlement                              6,000        --         --
      Write-off of goodwill                                        --        41,907      5,977
      Restructuring costs - non-cash portion                       --        11,853      3,457
      Litigation settlements                                       --        20,700       --
      Non-cash compensation                                         936       1,788        421
      Deferred taxes                                             15,665     (19,062)    (4,389)
      Extraordinary charge                                         --          --        1,900
      Changes in assets and liabilities:
         Accounts receivable, net                                (2,222)    (23,069)   (24,662)
         Inventories                                             40,361      26,576    (55,530)
         Prepaid expenses and other current assets               (2,817)      1,853     10,781
         Tax refunds                                             10,407      (7,196)    (3,710)
         Other assets                                               143        (199)     1,119
         Accounts payable                                        43,103      38,936     15,447
         Accrued expenses                                        (9,749)      6,607     14,677
         Accrued litigation settlements                         (16,100)       --         --
         Deferred revenue                                         3,169       3,619     (2,249)
         Other                                                     (337)        (38)      (473)
----------------------------------------------------------------------------------------------
            Total adjustments                                   103,598     120,435    (24,894)
            Net cash provided (used) by operating activities    133,776      83,754     (9,596)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                 (22,240)    (16,518)   (11,172)
   Purchases of businesses, represented by:
         Goodwill                                                  --       (20,883)   (28,986)
         Net liabilities (assets)                                  --           654     (5,836)
   Proceeds from sale of equipment                                   73         147        576
   Sales (purchases) of marketable securities, net              (39,705)       (809)       622
----------------------------------------------------------------------------------------------
            Net cash used by investing activities               (61,872)    (37,409)   (44,796)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                    15,718       6,259      5,811
   Purchase of treasury stock                                    (4,677)       --         --
   Borrowings under (repayments of) lines of credit, net        (12,584)    (24,467)    22,037
   Repayment of notes payable                                      --          --      (21,900)
   Principal payments of obligations under capital leases          (509)       (218)      (378)
----------------------------------------------------------------------------------------------
            Net cash provided (used) by financing activities     (2,052)    (18,426)     5,570
----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             132      (2,102)      (558)
----------------------------------------------------------------------------------------------
Net change in cash                                               69,984      25,817    (49,380)
Cash and cash equivalents:
   Beginning of year                                             58,051      32,234     81,614
----------------------------------------------------------------------------------------------
   End of year                                                $ 128,035   $  58,051   $ 32,234
==============================================================================================

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MICRO WAREHOUSE, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The consolidated financial statements include Micro Warehouse, Inc. and its subsidiaries (the "Company"), which are all wholly-owned. All significant intercompany accounts and transactions are eliminated in consolidation. Reclassifications have been made to conform prior years to the 1998 presentation.

CASH EQUIVALENTS

        Highly liquid investments with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

MARKETABLE SECURITIES

        Marketable securities consist primarily of highly liquid tax exempt municipal bonds, floating rate bonds, commercial paper, money market funds and corporate bonds which have a weighted average maturity of less than one year with no individual investment having a maturity exceeding two years. All investments are classified as available-for-sale and are reported at fair market value with net unrealized gains and losses included in equity. For all investment securities, unrealized losses that are other than temporary are recognized in earnings.

INVENTORIES

        Inventories (substantially all finished goods) consist of computer hardware, software and peripheral equipment, and are stated at cost (determined under the first-in, first-out cost method) or market, whichever is lower.

PREPAID CATALOG COSTS AND DEFERRED REVENUE

        The costs of producing and distributing catalogs are deferred and charged to expense over the period that revenues are derived for each catalog (generally ten weeks). Vendors have the ability to place advertisements in the catalogs for which the Company receives advertising allowances and incentives. These revenues are recognized on the same basis as the catalog costs.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment (including equipment acquired under capital leases) are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

        Computer equipment and software         3-7 years
        Furniture and fixtures                  5-7 years
        Leasehold improvements                  Life of lease or 7 years
        Machinery and equipment                 7 years

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

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as a separate component of Stockholders' Equity and is included in other comprehensive income
(loss).

FORWARD EXCHANGE CONTRACTS

        For a foreign currency commitment that is classified as a hedge, any gain or loss on the commitment is deferred and included in the basis of the underlying item. Any unrealized gains or losses associated with foreign currency commitments that are classified as speculative are recognized in the current period. Foreign currency gains and losses realized are included in the Consolidated Statements of Operations as selling, general and administrative expenses. If a foreign currency transaction previously considered as a hedge is terminated before the transaction date of the related commitment, any deferred gain or loss shall continue to be deferred and included in the basis of the underlying item.

FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. The fair value of currency forward contracts were estimated based on quoted market prices for contracts with similar terms.

USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER SHARE

        Diluted earnings per share reflects the potential dilution that could occur if outstanding common stock options and awards were exercised. The dilutive effect of such options and awards to weighted average shares outstanding was 546 in 1998 and 483 in 1996. Potentially dilutive shares of 191 in 1997 were not reflected in the calculation of diluted earnings per share since the inclusion of such shares would have been antidilutive as a result of the net loss for the year.

LONG-LIVED ASSETS

         The Company periodically evaluates the carrying value of intangibles and the related periods of amortization to determine whether events and circumstances warrant revised estimates of asset value or useful lives. The Company annually assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future operating cash flows. Evaluations of asset value as well as periods of amortization are performed for each geographic market.

STOCK-BASED COMPENSATION

         The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which allows it to continue to apply APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note
11). As such, compensation expense is recorded only if the current market price of the Company's stock on the date of grant (or measurement date, if later) exceeds the exercise price.

DEPENDENCE ON MACINTOSH PRODUCTS

        The Company derives approximately 34% of its revenues from the sale of Macintosh products. Sales of computers manufactured by Apple Computer, Inc. represent approximately 11% of net sales. If Apple were to withdraw the Company's reseller authorization, this would have an immediate adverse impact on the Company's business, financial condition and results of operations.

UNAUDITED CONDENSED QUARTERLY DATA

         In the opinion of management, the unaudited condensed quarterly financial data in note 13 reflect all adjustments which are necessary for a fair statement of the results of operations for the periods presented.

NOTE 2. BUSINESS COMBINATIONS

         In July 1997 the Company acquired the business of Online Interactive, Inc., a Seattle, Washington-based electronic reseller of software ("OLI") in a business combination accounted for as a purchase. The total cost of the acquisition was $16,400 which exceeded the fair value of the net liabilities by $17,066.

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

         During 1996 the Company acquired two other businesses, one with operations in Finland and one with operations in the United States. These acquisitions were accounted for as purchases. The aggregate purchase price and goodwill were $7,411 and $6,284, respectively.

         In connection with the December 1997 announced restructuring plan, the goodwill related to the USA Flex, OLI, Norway, Finland, Germany and Australia businesses were written-off (see note 3).

NOTE 3. RESTRUCTURING AND GOODWILL WRITE-OFFS

1997 RESTRUCTURING

         During December 1997, the Company announced a restructuring of its operations (the "Restructuring"). The objectives of the Restructuring were to simplify the business worldwide, reduce the cost structure, increase productivity of the salesforce and eliminate certain non-core businesses currently operating at a loss. The Restructuring involved the closing of its businesses in Australia and Japan, the sale of its operations in Norway, Denmark and Finland and the write-off of its goodwill of its German business. In addition, the Company closed its European headquarters in the United Kingdom reducing certain functions and transferring others to the United Kingdom operation, other European business units and the United States. In the United States, the Company consolidated its USA Flex and OLI businesses from its facilities in Bloomingdale, Illinois and Seattle, Washington to existing facilities in New Jersey and Connecticut and wrote-off all of the goodwill associated with these businesses. In addition, the Company reorganized its domestic salesforce. In connection with the Restructuring, approximately 600 positions were eliminated. These restructuring activities were completed in 1998.

         As a result of the Restructuring, the Company recorded a pre-tax charge of $67,828. Details of this restructuring charge are as follows:

                                                        Original         Utilized         Balance at
(in millions)                                           Accrual      Cash       Noncash   December 31, 1998
-----------------------------------------------------------------------------------------------------------
Goodwill write-offs                                     $41,907     $  --       $41,907        $ --
Severance costs                                         $10,314     $ 7,350     $  --          $2,964
Lease terminations, moving costs and asset
write-downs                                             $15,607     $   917     $ 8,756        $5,934
-----------------------------------------------------------------------------------------------------------
                                                        $67,828     $ 8,267     $50,663        $8,898
===========================================================================================================

        As of December 31, 1998, the Company's accrual related primarily to remaining contractual lease termination and severance payments.

        The operations closed or sold had revenues of approximately $59,000 and operating losses of approximately $5,000 in 1997.

INMAC RESTRUCTURING

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

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of:

                                                              1998          1997
--------------------------------------------------------------------------------
Computer equipment and software                            $56,260       $47,994

Furniture and fixtures                                      15,688        14,005

Leasehold improvements                                      10,937         9,921

Machinery and equipment                                      6,894         8,687

Construction in Progress                                     4,468           536
--------------------------------------------------------------------------------

                                                            94,247        81,143

Less accumulated depreciation and amortization              57,297        48,727
--------------------------------------------------------------------------------

                                                           $36,950       $32,416
================================================================================

NOTE 5. BORROWING ARRANGEMENTS

LINES OF CREDIT

        The Company has a $55,000 unsecured multi-currency revolving credit facility permitting borrowing by the Company and certain of its foreign subsidiaries. The facility expires on June 30, 1999. This facility was unused at December 31, 1998 and the balance outstanding was $12,570 at December 31, 1997. The facility provides for borrowing with interest at the bank's prime rate or LIBOR (or its foreign currency equivalent) plus 0.50%-1.25%, based on the ratio of debt to earnings before interest and taxes. The weighted average interest rate was approximately 5.8% for loans outstanding as of December 31, 1997. Commitment fees were not significant.

        At December 31, 1998 and 1997 the Company had unused lines of credit in the United Kingdom and France. The credit line in the United Kingdom provides for unsecured borrowings up to 2,000 British pounds ($3,319 and $3,286 at December 31, 1998 and December 31, 1997 currency exchange rates, respectively). The credit line in France provides for unsecured borrowings up to 45,000 French francs ($8,037 and $7,476 at December 31, 1998 and December 31, 1997 currency exchange rates, respectively). Both these credit lines are available for working capital purposes.

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

        At December 31, 1998 the Company had outstanding forward exchange contracts in notional amounts of $12,973 (fair value of $12,990) which mature in six months or less. The single largest currency represented was the French franc.

        At December 31, 1997 the Company had outstanding forward exchange contracts in notional amounts of $27,095 (fair value of $27,123) which matured in six months or less. The single largest currency represented was the British pound.

NOTE 6. GOODWILL

        Amounts consist of:

                                                        1998                1997
--------------------------------------------------------------------------------
Goodwill                                             $49,676             $49,316

LESS: AMORTIZATION                                     5,232               3,572
--------------------------------------------------------------------------------

                                                     $44,444             $45,744
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

NOTE 7. ACCRUED EXPENSES

        Accrued expenses at December 31, 1998 and 1997 include approximately $14,261 and $9,560 respectively, of accrued payroll costs and $8,898 and $21,498 respectively, of accrued restructuring costs.

NOTE 8. COMMITMENTS

LEASES

        The Company rents certain office facilities from related parties, occupies office and warehouse space, and rents equipment under various operating leases with independent parties which provide for minimum annual rentals.

        Future minimum annual rentals at December 31, 1998 were as follows:

                                                                        Related

                                               Total                      Party
-------------------------------------------------------------------------------
1999                                        $  9,833                       $343

2000                                           8,814                         --

2001                                           7,142                         --

2002                                           5,782                         --

2002                                           5,096                         --

2003 AND AFTER                                 9,391                         --
-------------------------------------------------------------------------------

Total                                        $46,058                       $343
===============================================================================

        Rent expense was as follows:

                                                                        Related

                                               Total                      Party
-------------------------------------------------------------------------------
Year ended December 31, 1998                $  9,829                       $312
Year ended December 31, 1997                  10,444                        312
Year ended December 31, 1996                   8,774                        312

NOTE 9. INCOME TAXES

        The provision (benefit) for income taxes is summarized below:

Years ended December 31,                   1998            1997            1996
--------------------------------------------------------------------------------
Current

  Federal                              $ 10,605        $ 16,254        $ 23,012

  State                                   1,920           1,195           1,920

  Foreign                                 3,210             478          (1,902)
--------------------------------------------------------------------------------
                                         15,735          17,927          23,030

Deferred

  Federal                                15,224         (16,155)         (1,537)

  State                                     589          (1,195)           (202)

  Foreign                                  (148)         (1,712)         (2,650)
--------------------------------------------------------------------------------
                                         15,665         (19,062)         (4,389)
--------------------------------------------------------------------------------



Total                                  $ 31,400        ($ 1,135)       $ 18,641
================================================================================

        The following table accounts for the difference between the actual tax provision (benefit) and the amounts obtained by applying the statutory United States Federal income tax rate of 35% to income (loss) before taxes.

YEARS ENDED DECEMBER 31,                                1998        1997         1996
-------------------------------------------------------------------------------------
Statutory federal tax rate                              35.0%      (35.0%)       35.0%

State income taxes net of Federal benefit                2.6        --            3.3

Non-deductible restructuring and merger costs           --          11.0          6.3
Goodwill amortization and write-off                     --           8.9          7.9

Foreign rate difference and unused foreign losses        2.1        10.6          4.4

Provision for settlement of litigation                  10.8        --           --

Other, Net                                               0.5         1.5         (2.0)
-------------------------------------------------------------------------------------
Effective tax rate                                      51.0%       (3.0%)       54.9%
=====================================================================================

        The United States and foreign components of income (loss) before income taxes were:

                                               UNITED STATES            FOREIGN
--------------------------------------------------------------------------------
Year ended December 31, 1998                        $ 56,468           $  5,110

Year ended December 31, 1997                         (11,299)           (26,517)

Year ended December 31, 1996                          52,255            (18,316)

        Taxes have not been provided for undistributed earnings of foreign subsidiaries since the Company presently intends to continue to reinvest these earnings.

        Components of the net deferred tax asset relate to:

December 31,                                            1998          1997          1996
----------------------------------------------------------------------------------------
Deferred tax assets

 Accounts receivable reserve                        $  1,886      $  3,259      $  2,091

 Inventory reserve                                     1,107         2,503         2,002

 Restructuring reserve                                 8,745        12,489          --

 Accrued expenses                                      3,813         3,169         3,346

 Inventory capitalization                              1,009           970         1,066

 Litigation settlement reserve                          --           7,351          --

 Other                                                   708         2,613         3,321

 Tax loss carryforwards                               15,875        20,769        18,970
----------------------------------------------------------------------------------------

                                                      33,143        53,123        30,796

 Valuation allowance for tax loss carryforwards      (12,055)      (16,370)      (12,906)
----------------------------------------------------------------------------------------



Total deferred tax asset                              21,088        36,753        17,890
========================================================================================

        The Company has approximately $23,688 in unutilized foreign tax loss carryforwards and approximately $17,370 in unutilized United States federal tax loss carryforwards. Of these loss carryforwards, $20,006 have no expiration dates, $20,344 expire beginning 2005 through 2011, and $708 expire beginning 1999 through 2005. United States tax law imposes a limitation on the amount of the United States tax loss carryforwards which can be utilized each year when there is a change in the stock ownership of the Company which incurred the losses. The United States federal tax losses which became an asset of the Company through the acquisition of Inmac Corp. are subject to this rule. Based on the Company's historical and expected taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1998.

        In 1998 the international tax loss carryforwards and related valuation allowance were reduced by $4,109 relating to the disposal of certain businesses in December 1997 and early 1998.

NOTE 10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        1998      1997      1996
--------------------------------------------------------------------------------
Cash paid during the period for:

  Interest                                            $  414  $  1,776   $ 1,805

  Income taxes                                         2,879    18,418    27,297

Non-cash investing and financing activities:

    Loan to (settlement from) former officer for

       purchase of stock                                --      (1,400)    1,400
================================================================================

NOTE 11. STOCK OPTIONS, EMPLOYEE BENEFIT PLAN AND STOCKHOLDERS RIGHTS PLAN

        The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Accordingly, compensation expense is recorded only if the current market price of the Company's common stock on the date of grant (or measurement date if later) exceeds the exercise price. Compensation cost recognized in 1998 was $936. Had compensation cost been determined on a fair value basis consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                               1998        1997       1996
------------------------------------------------------------------------------------------
Net income (loss)                            As reported    $30,178   ($36,681)    $15,298

                                               Pro forma    $25,306   ($38,693)    $12,673

Net income (loss) per share - diluted basis  As reported      $0.85     ($1.06)      $0.44

                                               Pro forma      $0.72     ($1.12)      $0.36

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to year 1995 and additional awards in future years are anticipated.

        A summary of the status of stock options outstanding as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                       1998                      1997                     1996

                                                     Weighted                  Weighted                 Weighted

                                                      Average                   Average                  Average

                                               Shares         Price      Shares        Price      Shares       Price
--------------------------------------------------------------------------------------------------------------------
Shares under option:

Outstanding at beginning of year                3,172        $14.44       1,710       $22.28       1,328      $17.18
Granted                                         1,854        $15.06       3,048        13.58         836       27.50
Exercised                                       (808)        $16.25       (594)        12.21       (346)       16.79
Forfeited                                       (302)        $17.89       (992)        21.40       (108)       23.23
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                      3,916        $14.93       3,172       $14.44       1,710      $22.28
====================================================================================================================
Options exercisable at year end                   925        $16.80         512       $16.06         407      $15.56
--------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share of
 Options granted during 1998, 1997 and 1996                   $9.69                    $6.07                  $12.64
--------------------------------------------------------------------------------------------------------------------

        The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1998       1997        1996
                                                        ----       ----        ----
        Risk-free interest rates                       5.43%       6.30%      6.20%
        Expected lives                                5 years     5 years    5 years
        Expected volatility                            73.83%     39.30%      42.50%
        Expected dividend yields                         0%         0%          0%

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

        In June 1997 the Stockholders of the Company approved an amendment to the 1994 stock option plan which increased the number of shares reserved for issuance from 1,000 to 4,000. In January 1997, the Company approved a comprehensive option grant program providing a total of 2,017 options to directors and all qualified employees of the Company and authorized the exchange of 360 outstanding stock options. The exercise price for options under these programs is $12.63 per share. As a result of this program, the Company recorded deferred compensation of $8,387 representing the difference between the exercise price and closing market price on the date of stockholder approval for the shares granted. Such amount is being amortized over the 5-year vesting period of the options. Amortization of deferred compensation relating to these grants for 1998 and 1997 was $936 and $1,788, respectively and $354 and $2,186 of such amount of deferred compensation was forfeited in 1998 and 1997, respectively.

STOCK OPTIONS ISSUED OUTSIDE THE PLANS

        During 1996 and 1997 the Company granted to certain senior executives options to purchase 890 shares of common stock at prices ranging from $10.75 to $25.00 per share. During 1997 574 of these options were forfeited. During 1998 no options issued outside the Plans were forfeited.

        Stock options outstanding at December 31, 1998, are summarized as follows:

Options Outstanding                                                          Options Exercisable
------------------------------------------------------------------------------------------------------------
                                               Weighted          Weighted                           Weighted

Range of                    Number    average remaining           average          Number            average

exercise prices        outstanding     contractual life    exercise price     exercisable     exercise price
------------------------------------------------------------------------------------------------------------
$9.00 - $13.97               2,576           8.41 years            $12.87             602             $12.76

$14.03 - $20.41              1,034           8.97 years             16.17             116              16.28

$22.50 - $32.00                305           7.86 years             28.01             206              28.77

$44.50                           1           6.84 years             44.50               1              44.50
------------------------------------------------------------------------------------------------------------

$9.00 - $44.50               3,916           8.51 years            $14.93             925             $16.80
------------------------------------------------------------------------------------------------------------

STOCK AWARDS

        During 1997 the Company granted to certain senior executives awards for 78 shares of common stock that are outstanding at December 31, 1998. Such awards are fully vested.

401(K) SAVINGS PLAN

        The Company sponsors a 401(k) Savings Plan (the "401(k) Plan") which covers substantially all full-time employees who meet the 401(k) Plan's eligibility requirements. Participants may make tax deferred contributions of up to 15% of annual compensation (subject to other limitations specified by the Internal Revenue Code) and the Company makes a 50% matching contribution for amounts which do not exceed 6% of participant's annual compensation. The Company may also make discretionary profit sharing contributions to the 401(k) Plan. During 1998, 1997 and 1996, the Company incurred approximately $1,482, $534, and $556, respectively, of expense related to the 401(k) matching component of the 401(k) Plan.

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

NOTE 12. OPERATIONS BY GEOGRAPHIC AREAS

        The Company operates primarily in one industry segment, the distribution of computer hardware, software, supplies and accessories. Information about the Company's operations in different geographic areas for the years ended December 31, 1998, 1997 and 1996 is presented below.

Year Ended December 31, 1998       United States    International   Consolidated
--------------------------------------------------------------------------------
Net Sales                             $1,603,342         $616,676     $2,220,018
Income from Operations Before
  Interest and Income Taxes               48,164            4,364         52,528
Long-Lived Assets, Net                    28,185            8,765         36,950

Year Ended December 31, 1997       United States    International   Consolidated
--------------------------------------------------------------------------------

Net sales                             $1,482,509         $643,189     $2,125,698
Loss from operations before
  interest and income taxes              (16,558)         (25,897)       (42,455)
Long-lived assets, net                    22,250           10,166         32,416

Year Ended December 31, 1996       United States    International   Consolidated
--------------------------------------------------------------------------------

Net sales                             $1,281,237         $635,007     $1,916,244
Income (loss) from operations before
  interest, income taxes and
  extraordinary charges                   49,504          (16,411)        33,093
Long-lived assets, net                    18,573           11,139         29,712

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected quarterly financial data for the years ended December 31, 1998 and 1997:

                                                    First      Second       Third      Fourth
                                                  Quarter     Quarter     Quarter     Quarter
---------------------------------------------------------------------------------------------
1998   Net sales                                 $551,706    $521,487    $551,789    $595,036
       Gross profit                                88,361      84,230      89,738      97,606
       Net income (loss)                            9,762      (5,040)     11,863      13,593
       Basic net income (loss) per share (A)        $0.28      ($0.15)      $0.34       $0.39
       Diluted net income (loss) per share (A)      $0.28      ($0.15)      $0.33       $0.38
       Shares used in per share calculation -
       Basic                                       34,600      34,633      34,816      35,101
       Incremental shares from assumed



          conversion of options and awards (B)         62          --         775         940
       Diluted                                     34,662      34,633      35,591      36,041
---------------------------------------------------------------------------------------------
1997   Net sales                                 $529,503    $500,420    $522,072    $573,703
       Gross profit                                87,465      83,913      86,457      94,141
       Net income (loss)                            7,813       7,821      (7,118)    (45,197)
       Basic net income (loss) per share (A)        $0.23       $0.23      ($0.21)     ($1.30)
       Diluted net income (loss) per share (A)      $0.23       $0.23      ($0.21)     ($1.30)
       Shares used in per share calculation -
       Basic                                       34,364      34,432      34,550      34,637
       Incremental shares from assumed
          conversion of options and awards (B)         73         300          --          --
       Diluted                                     34,437      34,732      34,550      34,637

(A) The sum of the quarterly amounts on a per share basis do not equal amounts for the year due to rounding.

(B) Incremental shares were not included for periods with a net loss as they would have had an antidilutive effect.

NOTE 14. LEGAL PROCEEDINGS

        During the second quarter of 1998, the Company recorded a pre-tax charge of $14,000 for the settlement of the lawsuit brought by holders of approximately
1.3 million shares of the Company's common stock which arose out of the stock merger between the Company and Inmac Corp., relating to the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years (the "Restatement"). This settlement provided for a total payment of $19,000, $6,000 of which was in the form of the Company's common stock. The implementation of this settlement occurred July 30, 1998. The pre-tax charge was based on the total amount of the settlement, net of a $5,000 contribution from a non-affiliated source. On an after-tax basis, the charge recorded was $15,849.

        Also in 1998, the Company reached a settlement with the State Board of Administration of Florida covering approximately 51 shares. The Company made a $150 settlement payment to the State Board of Administration which had earlier elected not to participate in the $30,000 settlement of the consolidated securities class action lawsuit approved by the U.S. District Court on June 2, 1998.

        A pre-tax charge of $20,700 was recorded in the third quarter of 1997 for the settlements of the consolidated class action and derivative lawsuit that arose out of the facts underlying the Restatement. The charge of $20,700 was comprised of $31,600 for the settlements of the consolidated class action and derivative lawsuit including estimated legal fees, offset by insurance proceeds of $10,900.

        These settlements exclude the ongoing formal investigation by the Securities and Exchange Commission (the "Commission") into the events underlying the Restatement. The Company is cooperating with the Commission in its investigation.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income, net of related tax, at December 31, 1998 and 1997 are as follows:

                               Foreign      Unrealized     Accumulated Other
                               Currency      Gains on        Comprehensive
                                Items       Securities           Income
                                -----       ----------           ------
December 31, 1997             ($10,403)        $ 4              ($10,399)
Current-period change            1,601          (2)                1,599
-----------------------------------------------------------------------------
December 31, 1998             ($ 8,802)        $ 2              ($ 8,800)
=============================================================================


NOTE 16. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale. The following is a summary of marketable securities at December 31, 1998 and 1997.


                                                                        Gross        Gross
                                                                   Unrealized   Unrealized
                                              Amortized Cost            Gains       Losses    Market Value
--------------------------------------------------------------------------------------------------------------
December 31, 1998
  State governmental obligations                    $ 34,638              $ 6         $ (5)        $ 34,639
  Corporate debt securities                           13,580                2           (1)          13,581
  Other debt securities                               12,300               --           --           12,300

December 31, 1997
  State governmental obligations                      18,315                4           --           18,319
  Other debt securities                                2,498               --           --            2,498


At December 31, 1998, marketable securities mature as follows:

                                               Within 1 year        1-2 years
--------------------------------------------------------------------------------

  State governmental obligations                    $ 18,458          $ 16,181
  Corporate debt securities                           13,581              --
  Other debt securities                               12,300              --


                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors and Stockholders of  Micro Warehouse, Inc.

         Under date of February 16, 1999, we reported on the consolidated balance sheets of Micro Warehouse, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed under (a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

         In our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Stamford, Connecticut

February 16, 1999

                                                                     SCHEDULE II

                              MICRO WAREHOUSE, INC.

                    CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                               Balance at      Additions      Deductions     Balance at

                                                Beginning     Charged to            from           End

                                                  of Year     Operations        Reserves        of Year
-------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Allowance for doubtful accounts Year ended:

December 31, 1996                                   7,808          8,195         (5,127)         10,876

December 31, 1997                                  10,876         11,242         (8,719)         13,399

December 31, 1998                                  13,399          9,917        (12,373)         10,943

Reserve for obsolete inventory

Year ended:

December 31, 1996                                   8,336          5,601         (3,416)         10,521

December 31, 1997                                  10,521         10,246         (8,030)         12,737

December 31, 1998                                  12,737         10,173        (15,179)          7,731

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBIT
  -------                      ----------------------

3.1(6)   Amended and Restated Certificate of Incorporation of the Company

3.2(8)   Amended and Restated By-Laws of the Company

4.1(1)   Stockholders Rights Plan dated June 27, 1996

10.1(2)  1992 Stock Option Plan

10.2(3)  Amendment No. 1 to 1992 Stock Option Plan

10.3(4)  Amendment No. 2 to 1992 Stock Option Plan

10.4(6)  Amended and Restated 1994 Stock Option Plan

10.5(2) Lease Agreements between C.P. Lakewood, L.P. and the Company relating to the Lakewood, New Jersey facilities

10.6(2) Lease Agreement between Miller-Valentine Partners and the Company relating to the Wilmington, Ohio facility

10.7(2) Lease Agreement between Peter Godfrey and the Company relating to the South Norwalk, Connecticut facility (47 Water Street)

10.8(2) Lease Agreement between Hialet Associates and the Company relating to a South Norwalk, Connecticut facility (53 Water Street)

10.9(2) Lease Agreement between Hialet Associates and the Company relating to a South Norwalk, Connecticut facility (29 Haviland Street)

10.10(5) Lease Agreement between BBS Norwalk One Inc. and the Company relating to the Norwalk, Connecticut facility

10.11(3) Employment Agreement between Peter Godfrey and the Company

10.12(6) Consulting Services Agreement between Felix Dennis and the Company, as amended

10.13(6) Form of Indemnification Agreement with Officers and Directors

10.14(6) Amended and Restated Credit Agreement among the Company, the
         Subsidiaries of the Company, and The Chase Manhattan Bank dated as of December 31, 1997

10.15(6) Resignation Agreement between Linwood A. Lacy, Jr. and the Company dated December 8, 1997

10.16(7) Severance Agreement and General Release between Stephen F. England and the Company dated October 19, 1998

10.17(6) Resignation Agreement between Kris Rogers and the Company

10.18 Amendment to Lease Agreement between C.P. Lakewood, L.P. and the Company relating to Lakewood, New Jersey facility

10.19 Lease Agreement between Wilmington Commerce Park Partnership and the Company relating to new Wilmington, Ohio warehouse/distribution center.

10.20 Fourth Amendment to Lease Agreement between Peter Godfrey and the Company relating to a South Norwalk, Connecticut facility (47 Water Street)

10.21 Fourth Amendment to Lease Agreement between Hialet Associates and the Company relating to a South Norwalk, Connecticut facility (53 Water Street)

10.22 Second Amendment to Lease Agreement between Hialet Associates and the Company relating to a South Norwalk, Connecticut facility (29 Haviland Street)

10.23 Employment Agreement between Stephen J. Carline and the Company dated as of October 28, 1998

10.24 Amended and Restated Employment Agreement between Adam W. Shaffer and the Company dated as of January 1, 1998

10.25 Amended and Restated Employment Agreement between Bruce L. Lev and the Company dated as of January 1, 1998

10.26 Amended and Restated Employment Agreement between Wayne P. Garten and the Company dated as of January 1, 1998

10.27(9) Micro Warehouse, Inc. Deferred Compensation Plan Master Plan Document

10.28 Resignation Agreement between Peter Cannone and the Company dated December 16, 1998

11.1     Statement re Computation of Per Share Earnings

16.1 Letter from KPMG LLP to the SEC dated March 19, 1998 re Change in Certifying Accountants

21.1     Subsidiaries of the Company

23.1     Consent of independent accountants

24.1     Power of Attorney (included on signature page)

27.1     Financial Data Schedule

----------

(1) Incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 00-20730)

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-53100)

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year 1995

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year 1996

(5) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1994

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year 1997

(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1998

(8)      Incorporated by reference to the Company's Form 8-K filed on December
         31, 1998

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 2, 1998