Form 10-Q
period 1999-03-31
MICRO WAREHOUSE INC
filed 1999-05-14
CIK 892872

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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

                              Yes |X|       No |_|

Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date:

CLASS: COMMON STOCK             OUTSTANDING SHARES AT APRIL 30, 1999: 35,785,610

                              MICRO WAREHOUSE, INC.

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Consolidated Balance Sheets ...............................................3

    Consolidated Statements of Income .........................................4

    Consolidated Statements of Cash Flows .....................................5

    Notes to Consolidated Financial Statements ................................6

  Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations .....................................7

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........16

PART II - OTHER INFORMATION...................................................18

SIGNATURE ....................................................................19

INDEX TO EXHIBITS.............................................................20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                           ---------------------------

                                                                             MARCH 31,   DECEMBER 31,
                                                                               1999         1998
                                                                               ----         ----
ASSETS                                                                       (UNAUDITED)  (AUDITED)
Current assets:
  Cash and cash equivalents                                                  $ 104,542    $ 128,035
  Marketable securities at market value                                         61,081       60,520
  Accounts receivable, net of allowance for doubtful accounts ($10,571 and
    $10,943 at March 31, 1999 and December 31, 1998, respectively)             231,930      216,487
  Inventories                                                                  108,749      129,852
  Prepaid expenses and other current assets                                     12,979       14,379
  Tax refunds                                                                   11,958       13,176
  Deferred taxes                                                                16,037       17,666
                                                                             ---------    ---------
     TOTAL CURRENT ASSETS                                                      547,276      580,115
                                                                             ---------    ---------
Property, plant and equipment, net                                              47,868       36,950
Goodwill, net                                                                   42,701       44,444
Non-current deferred taxes                                                       1,453        3,422
Other assets                                                                     1,500        1,599
                                                                             ---------    ---------
     TOTAL ASSETS                                                            $ 640,798    $ 666,530
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 175,190    $ 208,335
  Accrued expenses                                                              44,478       50,508
  Deferred revenue                                                               7,352        9,144
                                                                             ---------    ---------
     TOTAL LIABILITIES                                                         227,020      267,987

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                                          --           --
  Series A Junior Participating Preferred Stock, $.01 par value:
   Aaamkkk
    Authorized - 45 shares; none issued                                           --           --
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and outstanding; 35,688 and 35,413
      shares at March 31, 1999 and December 31, 1998, respectively                 357          354
  Additional paid-in capital                                                   306,221      299,544
  Deferred compensation                                                         (2,863)      (3,123)
  Retained earnings                                                            122,854      110,568
  Accumulated other comprehensive loss                                         (12,791)      (8,800)
                                                                             ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                                413,778      398,543
                                                                             ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 640,798    $ 666,530
                                                                             =========    =========

See accompanying notes to consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
           -----------------------------------------------------------
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1999         1998
                                                           --------     --------
NET SALES                                                  $605,358     $551,706

Cost of goods sold                                          511,405      463,345
                                                           --------     --------

    GROSS PROFIT                                             93,953       88,361

Selling, general and administrative expenses                 76,330       73,466
                                                           --------     --------

    INCOME FROM OPERATIONS BEFORE INTEREST AND
      INCOME TAXES                                           17,623       14,895

Interest income, net                                          2,519        1,374
                                                           --------     --------

    INCOME BEFORE INCOME TAXES                               20,142       16,269

Income tax provision                                          7,856        6,507
                                                           --------     --------

    NET INCOME                                             $ 12,286     $  9,762
                                                           ========     ========

BASIC NET INCOME PER SHARE                                 $   0.35     $   0.28
                                                           ========     ========

DILUTED NET INCOME PER SHARE                               $   0.34     $   0.28
                                                           ========     ========

Shares used in per share calculation -
          Basic                                              35,547       34,600
                                                           ========     ========

          Diluted                                            36,603       34,662
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)
               --------------------------------------------------
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:                                        1999         1998
                                                                             ----         ----
   NET INCOME                                                              $  12,286    $   9,762
                                                                           ---------    ---------
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Depreciation and amortization                                          4,162        3,395
        Non-cash compensation                                                    260          276
        Deferred taxes                                                         3,598        3,936
   Changes in assets and liabilities:
        Accounts receivable, net                                             (20,685)     (15,526)
        Inventories                                                           19,526       43,466
        Prepaid expenses and other current assets                              2,423       (2,566)
        Accounts payable                                                     (29,297)        (854)
        Accrued expenses                                                      (3,743)        (271)
        Deferred revenue                                                      (1,801)       3,163
        Other                                                                    (15)         239
                                                                           ---------    ---------
            TOTAL ADJUSTMENTS                                                (25,572)      35,258
                                                                           ---------    ---------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                  (13,286)      45,020
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities, net                                      (548)        (244)
   Acquisition of property, plant and equipment                              (15,119)      (2,861)
                                                                           ---------    ---------
NET CASH USED BY INVESTING ACTIVITIES                                        (15,667)      (3,105)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                  6,680          251
   Repayments under lines of credit, net                                        --        (12,584)
   Principal payments of obligations under capital leases                       --           (164)
                                                                           ---------    ---------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   6,680      (12,497)
                                                                           ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,220)        (202)
                                                                           ---------    ---------
Net change in cash                                                           (23,493)      29,216
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                       128,035       58,051
                                                                           =========    =========
   End of period                                                           $ 104,542    $  87,267
                                                                           =========    =========

See accompanying notes to consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)

--------------------------------------------------------------------------------

1.       FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998. Certain reclassifications have been made to conform the prior year to the 1999 presentation.

2.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income, net of related tax, for the three month period ended March 31, 1999 and 1998 are as follows:

                                                        Three Months Ended
                                                  March 31,            March 31,
                                                     1999                1998
                                                -------------       -------------
Net income                                         $ 12,286            $  9,762
Unrealized gains on marketable securities                13
                                                                              6
Foreign currency translation adjustments             (4,004)               (496)
                                                   --------            --------

Comprehensive income                               $  8,295            $  9,272
                                                   ========            ========

        The components of accumulated other comprehensive loss, net of related tax, at March 31, 1999 and December 31, 1998 are as follows:

                                                        March 31,     December 31,
                                                          1999           1998
                                                        --------       --------
Unrealized gains on marketable securities               $     15       $      2
Foreign currency translation adjustments                 (12,806)        (8,802)
                                                        --------       --------
Accumulated other comprehensive loss                    $(12,791)      $ (8,800)
                                                        ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a $2.2 billion specialty catalog and online retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. We market our products through frequent mailings of our distinctive, colorful catalogs and our Internet catalog, discount retail and auction sites. Additionally, we employ telemarketing account managers who focus on building relationships with corporate, education and government accounts. We offer brand name hardware and software from leading vendors such as Adobe Systems Inc., Apple Computer Inc., 3Com Corp., Compaq Computer Corp., Hewlett-Packard Co., International Business Machines Corp., Iomega Corp., Microsoft Corp., Seiko Epson Corp. and Toshiba Corp.

         Through our four core catalogs, Micro Warehouse, Mac Warehouse, Data Comm Warehouse and Inmac, various specialty catalogs and our Internet sites we offer a broad assortment of computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products. During the first quarter of 1999 we distributed approximately 31.0 million catalogs worldwide, an increase of 4.6% over the first quarter of 1998.

         In July 1995 we launched our Internet catalog on the World Wide Web at Warehouse.com. Product descriptions and prices for more than 20,000 products are displayed in an online catalog with full information and on-screen images available for more than 8,000 products. Selected corporate clients can access their own customized online catalogs, complete with unique product selections and customized pricing. Our European subsidiaries also have web sites. In November 1997 we opened a live Internet auction site at Webauction.com. The auction site offers a selection of personal computers and home electronic products including first-run merchandise, refurbished and end-of-life items. Auctions are conducted 24 hours a day, 7 days a week. In February 1999 we launched an Internet discount retailer at Computersbynet.com. Computersbynet.com offers computer products to customers who are prepared to purchase through the Internet using a credit card without the need for extensive telephone based customer support. Our Internet sites received approximately 102,000 daily visitors in March 1999 and had sales of $71.3 million in the three months ended March 31, 1999 compared to $30.2 million during the three months ended March 31, 1998.

         International operations represented 29% of our sales during the first three months of 1999 compared to 30% for the same period in 1998. We have full-service, direct marketing operations and publish catalogs in Canada, France, Germany, the Netherlands, Sweden and the United Kingdom. During the first quarter of 1999 we distributed approximately 5.4 million catalogs internationally, a decrease of 10.0% compared to the first quarter of 1998.

         We maintain a full-service distribution center in Wilmington, Ohio totaling approximately 288,000 square feet and telemarketing centers in Lakewood and Gibbsboro, New Jersey and South Norwalk, Connecticut. We also maintain telemarketing and distribution facilities in each country in which we operate internationally.

RESULTS OF OPERATIONS

         The table below sets forth certain items expressed as a percent of sales for each of the three-month periods ended March 31, 1999 and 1998:

                                                               Three Months

                                                              Ended March 31,

                                                               1999    1998
-------------------------------------------------------------------------------
Net Sales                                                     100.0%  100.0%
Cost of sales                                                  84.5    84.0
-------------------------------------------------------------------------------
Gross profit                                                   15.5    16.0
Selling, general and administrative expenses                   12.6    13.3
-------------------------------------------------------------------------------
Income from operations before interest and income taxes         2.9     2.7
Interest income, net                                            0.4     0.2
-------------------------------------------------------------------------------
Income before income taxes                                      3.3%    2.9%
===============================================================================

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

WORLDWIDE SALES

o Worldwide sales increased $53.7 million or 9.7% to $605.4 million compared to $551.7 million during the three months ended March 31, 1998. Our worldwide Wintel sales increased approximately 12% over the same period in 1998 and our worldwide Mac sales increased approximately 6%. Our Mac business represented approximately 34% of our business in 1999, down from approximately 35% in the first quarter of 1998.

o Our average order value was $562, an increase of 6.0% compared to the same period in 1998, while our number of orders shipped increased approximately 2% year over year.

o As of March 31, 1999, 2.0 million customers had placed orders with us during the last twelve months, unchanged from the end of 1998.

     DOMESTIC SALES

o Domestic sales increased $45.6 million or 11.8% to $431.3 million compared to $385.7 million during the three months ended March 31, 1998.

o Domestic Wintel sales increased approximately 15% from 1998 and domestic Mac sales increased approximately 6% from the prior year.

o Macintosh sales represented approximately 38% of domestic sales, down from approximately 40% in the same period last year.

o Wintel desktop computer sales increased 61% over 1998 and unit volume increased 67% over the first quarter of 1998.

o Wintel notebook sales increased 19% and unit volume increased 20% over the first quarter of 1998.

o Macintosh OS computer sales increased 37% and units increased 69% over the first quarter of 1998. Sales of Apple branded computers, including the iMac, increased 54% in revenue and 103% in units, more than offsetting a decline in sales of most other Macintosh-related products and the elimination of Macintosh clones from the marketplace.

o Our domestic average order value increased 4.3% to $557 compared to $534 in the first quarter of 1998 despite a higher percentage of Internet orders which have had lower average order values.

     INTERNATIONAL SALES

o International sales increased $8.1 million or 5.0% to $174.1 million compared to $166.0 million during the first three months of 1998.

o International Wintel sales for the three months ended March 31, 1999 increased approximately 5% compared to the first three months of 1998.

o International Mac sales for the three months ended March 31, 1999 increased approximately 4% compared to the first three months of 1998.

o Macintosh sales represented approximately 22% of international sales, flat compared to the same period last year.

     WORLDWIDE INTERNET SALES

o Our Internet business continued to grow in 1999. Internet sales for the three months ended March 31, 1999 increased $41.1 million or 136% to $71.3 million compared to $30.2 million during the three months ended March 31, 1998. On a sequential basis, sales increased 10.4% from $64.6 million in the fourth quarter of 1998.

o Internet sales represented 11.8% of worldwide sales and 15.8% of domestic sales for the three months ended March 31, 1999 compared to 5.5% of worldwide sales and 7.8% of domestic sales for the three months ended March 31, 1998.

o In March of 1999 there were approximately 102,000 daily visitors to our Internet sites, up 42% from approximately 72,000 in December of 1998.

o Sales from our Warehouse.com core business Internet site increased $40.5 million or 168% to $64.6 million compared to $24.1 million during the three months ended March 31, 1998. During the quarter, we launched a new commercial Internet site offering custom pricing and product selection to our corporate customers.

o Sales from our newly formed subsidiary, Savebynet.com, were $6.7 million for the quarter, comprised of Webauction.com sales of $5.8 million and Computersbynet.com sales of $0.9 since its inception in mid-February 1999. Sales from Webauction.com were $6.1 million during the three months ended March 31, 1998 and $5.6 million in the fourth quarter of 1998.

GROSS PROFIT

o Gross profit for the three months ended March 31, 1999 increased 6.3% to $94.0 million compared to $88.4 million for the three months ended March 31, 1998. As a percentage of sales, gross profit declined to 15.5% in the first quarter of 1999 from 16.4% in the fourth quarter of 1998 and 16.0% in the first quarter of 1998.

o The sequential decline in gross profit percentage was primarily due to pricing and promotional strategies for CPUs and memory. The year over year decline was primarily due to the same factors as well as a shift in product mix, as CPUs which typically had lower than average gross margins grew from 24% to 29% of our domestic business. These declines were partially offset by lower inventory-related reserves resulting from improved inventory management.

o Our gross margin may vary on a quarterly basis based upon vendor support programs, inventory price protection policies, product mix, pricing strategies, market conditions and other factors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

o Selling, general and administrative expenses for the three months ended March 31, 1999 were $76.3 million, or 12.6% of sales, compared to $73.5 million or 13.3% of sales for the three months ended March 31, 1998.

o The percentage decrease was principally due to lower net advertising costs which decreased to 0.6% of sales compared to 1.0% in the same period last year and lower fulfillment costs.

o Excluding Year 2000 readiness costs of $1.6 million or $0.03 per share incurred during the three months ended March 31, 1999, selling, general and administrative expenses were 12.3% of sales.

INCOME FROM OPERATIONS

o Income from operations for the three months ended March 31, 1999 increased 18.3% to $17.6 million or 2.9% of sales compared to $14.9 million or 2.7% of sales during the three months ended March 31, 1998.

o Domestic income from operations for the three months ended March 31, 1999 increased 45.6% to $15.0 million or 3.5% of domestic sales compared to $10.3 million or 2.7% of domestic sales for the three months ended March 31, 1998. The increase from the prior year is primarily due to lower net advertising costs and lower overall fulfillment costs, partially offset by a reduction in gross margins.

o International income from operations for the three months ended March 31, 1999 declined to $2.6 million from $4.6 million during the three months ended March 31, 1998. The primary reason for the decline was Year 2000 readiness costs of $0.8 million and higher overall operating costs.

o For the three months ended March 31, 1999 Savebynet.com, consisting of the Computersbynet.com division which commenced operations in February 1999 and the Webauction.com division, incurred an operating loss of $1.2 million or $0.02 per share. The Webauction.com division incurred an operating loss of $0.4 million or $0.01 per share during the first quarter of 1998.

NET INTEREST INCOME

o Net interest income increased 83.3% to $2.5 million for the three months ended March 31, 1999 compared to $1.4 million during the three months ended March 31, 1998. The principal reason for this increase was the higher level of cash, cash equivalents and short-term investments on hand during 1999.

INCOME TAXES

o Our effective income tax rate for the three months ended March 31, 1999 was 39.0% compared to 40% during the three months ended March 31, 1998.

NET INCOME

o Net income for the three months ended March 31, 1999 increased 25.9% to $12.3 million or $0.34 per share compared to $9.8 million or $0.28 per share during the three months ended March 31, 1998.

o We incurred after-tax charges of $1.0 million or $0.03 per share relating to Year 2000 readiness costs during the three months ended March 31, 1999. Excluding these charges, net income for the three months ended March 31, 1999 would have been $13.3 million or $0.36 per share.

LIQUIDITY AND CAPITAL RESOURCES

ASSET MANAGEMENT

o Cash and marketable securities decreased by $22.9 million to $165.6 million at March 31, 1999 compared to $188.6 million at December 31, 1998. The decrease in cash was due primarily to special purchases of inventory at the end of 1998 paid for in the first quarter of 1999 resulting in a decrease in accounts payable at March 31, 1999. In addition, capital expenditures were $15.1 million during the quarter.

o Inventory decreased $21.1 million to $108.7 million at March 31, 1999 compared to $129.9 million at December 31, 1998. Annualized inventory turns for the quarter ended March 31, 1998 were 17 compared to 16 for the fourth quarter of 1998.

o Overall, working capital increased 2.6% or $8.1 million to $320.3 million at March 31, 1999 compared to $312.1 million at December 31, 1998.

o We believe that our existing cash reserves and expected cash flow from operations will be sufficient to satisfy our operating cash needs for at least the next 12 months.

CAPITAL EXPENDITURES

o Capital expenditures for the three months ended March 31, 1999 were $15.1 million compared to $2.9 million in the first quarter of 1998. Major expenditures were attributable to:

     o progress on the conversion of our domestic human resource system to Peoplesoft Inc. application software and the upgrade of our primary domestic order fulfillment system

     o    other computer and hardware purchases

     o    the upgrade of our websites

     o    the purchase of our distribution facility in the United Kingdom

     o    the outfitting of our new domestic warehouse.

o During the quarter, construction was completed on our new 230,000 sq. ft. warehouse facility at the Airborne Express hub facility in Wilmington, Ohio. We anticipate spending an additional $15 million for equipment, fixtures and computer systems for the new warehouse during the next six months. We have executed a 10-year lease of this facility that commenced on March 15, 1999.

o We currently anticipate investing approximately $11 million over the remainder of 1999 for the upgrade of our computer systems. This investment is intended to improve and create efficiencies in many areas of our business including sales, warehouse, inventory and financial management. In addition to these expected improvements, the implementation of these upgrades will address "Year 2000 readiness" issues.

o The investments in systems and the expenditures related to the new warehouse will be funded from existing cash and operating cash flows.

LINES OF CREDIT

o We have a multi-currency revolving credit facility of $55.0 million for working capital purposes. This facility expires on June 30, 1999. As of March 31, 1999 this facility was not being used.

o At March 31, 1999 we had unused lines of credit in the United Kingdom and France that provide for unsecured borrowings of up to 2.0 million British pounds and 45 million French francs ($3.2 million and $7.4 million, respectively, at the March 31, 1999 exchange rate) for working capital purposes.

FORWARD EXCHANGE CONTRACTS

o We use forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in our foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. Our credit exposure is limited to the replacement cost, if any, of the instruments and we enter into such agreements only with highly-rated counterparties. We match the term and notional amount of the contracts to the underlying intercompany loans or investments and do not enter into forward exchange contracts for trading or speculative purposes.

o At March 31, 1999 we had outstanding forward exchange contracts with notional amounts of $3.0 million which mature in less than six months. The single largest currency represented was the British pound.

SEASONALITY

o Our business is subject to seasonal variations. These seasonal variations particularly include lower demand in Europe during the summer months attributable to vacations.

YEAR 2000 READINESS

         We use a significant number of computer software programs and operating systems in our internal operations including applications used in financial business systems and various administrative functions that will be affected by the Year 2000 problem common to most businesses. If these systems are unable to properly recognize date sensitive information related to the Year 2000 they could generate erroneous data or fail to operate. This in turn could cause disruptions of our operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

YEAR 2000 READINESS PROGRAMS

         To reduce the possibility of significant interruptions in normal operations we have implemented a worldwide Year 2000 readiness program. We are using both internal and external resources in our Year 2000 program. As part of this program we have named a Year 2000 Director, established a project office and formed a cross-functional task force to coordinate the program on a worldwide basis.

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

         We are in the process of modifying or replacing systems that were identified as not being Year 2000 ready. In addition to the planned upgrades described in Liquidity and Capital Resources, above, we identified the need for and have begun making modifications to our worldwide systems in connection with the Year 2000 program. We estimate that we were 65% complete at March 31, 1999 with respect to the modification or replacement of our worldwide systems and remain on target for completion by June 30, 1999. We have scheduled final integration testing for these systems to occur during the third quarter of 1999. The following significant milestones in this project have been accomplished:

         o We have completed our worldwide hardware and operating system upgrades.

         o We have successfully inventoried and evaluated our desktop/server software on a worldwide basis. We continue to modify or replace those software systems that are not Year 2000 compliant and the implementation of compliant versions of the software for these platforms remains on schedule.

         o Our European core systems identified as needing upgrading have already been remediated, are in the testing phase and are on schedule for completion in accordance with our plan.

         o We have converted our domestic financial systems to Peoplesoft Inc. application software. We expect to complete the upgrade of our primary domestic order fulfillment system and the conversion of our domestic human resource system to Peoplesoft application software during the second quarter of 1999.

         During the second quarter of 1998 we began a program for determining the Year 2000 readiness of our business partners including our vendors, service providers and major customers and the compatibility of system interfaces for electronic business transactions. First we identified our business partners and categorized them according to their significance to our operations. Then we wrote to each business partner to determine its Year 2000 readiness status. Based on these communications, we believe that most of our significant business partners and our interfaces with their systems will be Year 2000 ready. However, it is too early to determine whether any of our other business partners will be Year 2000 ready. During the first quarter of 1999 we began to increase the frequency of our correspondence and communication to and with those business partners that have not responded to our initial communications or whose response identified an issue requiring further clarification. During the second quarter we intend to complete our readiness analysis, work with our business partners to clarify any outstanding issues and, where appropriate, develop contingency plans including securing alternative vendors and service providers.

COST OF YEAR 2000 READINESS PROGRAMS

         Total after-tax charges related to the identification, assessment, remediation and testing efforts related to the Year 2000 program are expected to be approximately $4.7 million. As of March 31, 1999, we had incurred cumulative after-tax Year 2000 costs of approximately $2.4 million primarily for (1) outside consulting fees related to the planning and analysis activities of the Year 2000 program and (2) European remediation costs. Included in the $2.4 million in cumulative Year 2000 costs were charges of approximately $1.0 million or $0.03 per share incurred during the first quarter of 1999.

         We expect that remaining after-tax Year 2000 expenses during the next six months of 1999 will be approximately $2.3 million which will negatively impact earnings by approximately $0.04 per share during the second quarter of 1999 and $0.03 per share during the third quarter of 1999. This amount is not included in the $11 million we expect to invest in the planned upgrade of our worldwide computer systems during the next nine months.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

         If we or our significant business partners fail to address Year 2000 issues in an adequate and timely manner, our ability to process transactions could be impeded. In addition, the failure of common carriers or other means of shipping products to be able to transport shipments of our products to customers in a timely basis during the first days or weeks of the new millennium could cause the loss of a material amount of revenue. This may result in a direct and material impact on our ability to generate revenue and to attract and retain customers in the future. This in turn could have a material impact on our business, financial condition and results of operations.

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

         In addition, variability of definitions of "compliance with Year 2000" and the variety of computer products we sell that may themselves contain a Year 2000 problem may lead to claims against us, including those arising out of the failure of such products to be "compliant". Through our Year 2000 compliance office we have received over 13,000 third party requests for documentation of internal compliance and product compliance. We rely upon the warranties of the product manufacturers in case of any such claims but we have not received assurance that such warranties will be sufficient to cover the costs and expenses of any successful claims.

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

CONTINGENCY PLANS

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

EUROPEAN MONETARY UNION

         On January 1, 1999 eleven member countries of the European Community established the euro, a new common currency, by fixing exchange rates between their national currencies and the euro. Of these eleven member countries, we have operations in France, Germany and the Netherlands. On January 1, 2002 euro coins and notes are scheduled to be introduced while national currency coins and notes are scheduled to be withdrawn from circulation by July 1, 2002. During this three-year transition period goods and services may be purchased with the euro or national currency. After the transition period transactions in both the wholesale and retail marketplace are expected to be conducted in the euro.

         The immediate impact of the common currency on our European businesses was the requirement to process customer orders in both national currencies and the euro. We implemented upgrades of various computer systems in the first quarter of 1999 to manage our business in a dual currency environment. The cost of the computer systems upgrades was not material.

         Our existing multi-currency revolving credit agreement contemplates borrowing in the euro. Our foreign exchange exposures are not expected to be materially altered by the introduction of the euro.

OUTLOOK

         We depend in large part on sales of hardware and software products for users of Apple Macintosh computers. These products represented approximately 34% of our sales for the three months ended March 31, 1999 and for the year ended December 31, 1998. Computers manufactured by Apple Computer Inc. itself represented approximately 11% of our sales for the year ended December 31, 1998. Apple has significantly restricted the number of authorized resellers of its products and sells its products to end users in direct competition with us and other resellers. If Apple were to withdraw our reseller authorization, this would have an immediate adverse impact on our business, financial condition and results of operations. In addition, some of our largest suppliers including Compaq Computer Corp. and International Business Machines Corp. have recently announced that they have expanded or intend to expand their direct sales efforts. The continuing impact of these matters may adversely affect our business, financial condition and results of operations.

         We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. Many manufacturers have historically provided us with incentives in the form of supplier reimbursements, price protection payments, rebates and other similar arrangements. The increasingly competitive environment between and amongst computer hardware manufacturers has already resulted in the reduction and/or elimination of some of these incentive programs. Additionally, the return rights historically offered by manufacturers have become more limited. Manufacturers are also taking steps to reduce their inventory exposure by limiting the number of distributors and resellers that are authorized to purchase products directly from them. For example, Compaq Computer Corp. has recently announced that it will make its products available to resellers only through four distributors rather than directly. Under such circumstances we will purchase Compaq products in the ordinary course of business from the designated distributors. These trends are part of an overall effort by manufacturers to reduce their costs and shift the burden of inventory risk to distributors and resellers which could have a material adverse effect on our business, financial condition and results of operations.

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

         o        successful and timely integration of new systems

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

         o        increases in postage, shipping and paper costs

         o        state sales tax collection efforts

         o the ultimate outcome of the Commission's investigation into our reported accounting errors

         o the Year 2000 issue and specifically our Year 2000 readiness initiatives

         o certain provisions of our Certificate of Incorporation that could delay, defer or prevent a change in control.

         We discuss these and other risks in more detail in:

         o Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report for the year ended December 31, 1998 and more specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality" and "Outlook"

         o the Risk Factors section of our Registration Statement on Form S-3 dated January 25, 1999.

         We warn you not to place undue reliance on the forward-looking statements contained in this Report because they speak only as of the date of this Report and we have no obligation to update or revise them in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The primary purpose of our foreign currency hedging activities is to manage currency risk related to intercompany loans and investments in our foreign subsidiaries. The single largest hedged currency represented at March 31, 1999 is the British pound. At March 31, 1999, we had outstanding forward exchange contracts in notional amounts totaling $3.0 million (fair value approximates notional amounts) which mature in six months or less. We match the term and the notional amount of the contracts to the underlying intercompany loans or investments, and do not enter into any derivative financial instruments for trading purposes. Foreign currency hedging activity is not material to our consolidated financial position, results of operations, or cash flow.

         We are exposed to changes in interest rates primarily as a result of our investing activities. The primary objective of our investing activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We primarily invest in highly liquid tax exempt municipal bonds, floating rate bonds, commercial paper, money market funds and corporate bonds which totaled $61.1 million at March 31, 1999. These investment portfolios have a weighted average maturity of less than one year with no individual investment having a maturity exceeding two years. The market risk associated with investing activity is not material to our consolidated financial position, results of operations or cash flow.

         The interest rate risk evaluation noted above is based on a sensitivity analysis performed on our marketable securities at March 31, 1999. If the actual changes in interest rates are substantially different from expected changes, the net impact of interest rate risk on our cash flows may be materially different from that disclosed above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The staff of the Commission is conducting a formal investigation into the events underlying the restatement of our financial statements for the years 1992 through 1995. We are cooperating with the Commission in its investigation. We are and may be involved in other litigation relating to claims arising out of our operations in the normal course of business. We do not expect any pending litigation to have a material adverse effect on our business, financial condition or results of operations.

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

         2. The Company filed a Form 8-K/A pursuant to Item 4 therein on April 7, 1999 to report that KPMG LLP had completed its audit of the financial statements of the Company for the year ended December 31, 1998 and the Company engaged PricewaterhouseCoopers LLP as its new independent accountants for the audit of the Company's financial statements for the year ending December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MICRO WAREHOUSE, INC.

                                             The Registrant

Date: May 14, 1999
                                             By /s/ WAYNE P. GARTEN
                                                WAYNE P. GARTEN
                                                Executive Vice President and
                                                Chief Financial Officer

                                             (Duly Authorized Officer of the
                                             Registrant, Principal Officer and
                                             Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

11                Statement re Computation of Per Share Earnings

27                Financial Data Schedule