Form 10-Q
period 1999-06-30
MICRO WAREHOUSE INC
filed 1999-08-13
CIK 892872

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

CLASS: COMMON STOCK              OUTSTANDING SHARES AT JUNE 30, 1999: 35,799,090

                              MICRO WAREHOUSE, INC.

                                      INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Consolidated Balance Sheets ............................................3

    Consolidated Statements of Operations ..................................4

    Consolidated Statements of Cash Flows ..................................5

    Notes to Consolidated Financial Statements .............................6

  Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations ..................................8

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk......21

PART II - OTHER INFORMATION................................................22

SIGNATURE .................................................................24

INDEX TO EXHIBITS..........................................................25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              JUNE 30,   DECEMBER 31,
                                                                               1999         1998
                                                                             ---------    ---------
ASSETS                                                                      (UNAUDITED)   (AUDITED)
Current assets:
  Cash and cash equivalents                                                  $ 124,182    $ 128,035
  Marketable securities at market value                                         61,506       60,520
  Accounts receivable, net of allowance for doubtful accounts ($10,585
    and $10,943 at June 30, 1999 and December 31, 1998, respectively)          228,174      216,487
  Inventories                                                                  103,937      129,852
  Prepaid expenses and other current assets                                     13,229       14,379
  Tax refunds                                                                   18,761       13,176
  Deferred taxes                                                                14,663       17,666
                                                                             ---------    ---------
     TOTAL CURRENT ASSETS                                                      564,452      580,115
                                                                             ---------    ---------
Property, plant and equipment, net                                              54,525       36,950
Goodwill, net                                                                   41,609       44,444
Non-current deferred taxes                                                       2,534        3,422
Other assets                                                                     1,866        1,599
                                                                             ---------    ---------
     TOTAL ASSETS                                                            $ 664,986    $ 666,530
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $ 189,752    $ 208,335
  Accrued expenses                                                              42,989       50,508
  Deferred revenue                                                               7,333        9,144
                                                                             ---------    ---------
     TOTAL LIABILITIES                                                         240,074      267,987

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                                          --           --
  Series A Junior Participating Preferred Stock, $.01 par value:
    Authorized - 45 shares; none issued                                           --           --
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and outstanding; 35,799 and
      35,413 shares at June 30, 1999 and December 31, 1998,
      respectively                                                                 358          354
  Additional paid-in capital                                                   307,348      299,544
  Deferred compensation                                                         (2,477)      (3,123)
  Retained earnings                                                            134,861      110,568
  Accumulated other comprehensive loss                                         (15,178)      (8,800)
                                                                             ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                                424,912      398,543
                                                                             ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 664,986    $ 666,530
                                                                             =========    =========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
           -----------------------------------------------------------
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                  1999         1998          1999         1998
                                               ----------   ----------    ----------   ----------
SALES                                          $  575,498   $  521,487    $1,180,856   $1,073,193

Cost of goods sold                                485,376      437,257       996,781      900,602
                                               ----------   ----------    ----------   ----------

    GROSS PROFIT                                   90,122       84,230       184,075      172,591

Selling, general and administrative expenses       72,847       68,559       149,177      142,025


Provision for shareholder litigation                 --         14,000          --         14,000
                                               ----------   ----------    ----------   ----------

    INCOME FROM OPERATIONS BEFORE INTEREST
        AND INCOME TAXES                           17,275        1,671        34,898       16,566

Interest income, net                                2,405        2,347         4,924        3,721
                                               ----------   ----------    ----------   ----------


    INCOME BEFORE INCOME TAXES                     19,680        4,018        39,822       20,287

Income tax provision                                7,673        9,058        15,529       15,565
                                               ----------   ----------    ----------   ----------

    NET INCOME (LOSS)                          $   12,007   $   (5,040)   $   24,293   $    4,722
                                               ==========   ==========    ==========   ==========

    BASIC NET INCOME (LOSS) PER SHARE          $     0.34   $    (0.15)   $     0.68   $     0.14
                                               ==========   ==========    ==========   ==========

    DILUTED NET INCOME (LOSS) PER SHARE        $     0.33   $    (0.15)   $     0.67   $     0.14
                                               ==========   ==========    ==========   ==========


Shares used in per share calculation -
          Basic                                    35,747       34,633        35,616       34,617
                                               ==========   ==========    ==========   ==========

          Diluted                                  35,954       34,633        36,306       34,796
                                               ==========   ==========    ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
          ------------------------------------------------------------
                                   (UNAUDITED)

                                                                             1999         1998
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  24,293    $   4,722
                                                                           ---------    ---------
   Adjustments to reconcile net income to net Cash provided by operating activities:
        Depreciation and amortization                                          9,100        6,847
        Non-cash litigation settlement                                          --          6,000
        Non-cash compensation                                                    398          552
        Deferred taxes                                                         3,891        6,981
   Changes in assets and liabilities:
        Accounts receivable, net                                             (19,860)       7,861
        Inventories                                                           23,450       66,663
        Prepaid expenses and other current assets                             (4,799)       2,603
        Other assets                                                            (497)         260
        Accounts payable                                                     (12,356)       4,679
        Accrued expenses                                                      (4,597)       1,525
        Accrued litigation settlements                                          --         11,900
        Deferred revenue                                                      (1,864)       2,656
        Other                                                                    257           33
                                                                           ---------    ---------
            Total adjustments                                                 (6,877)     118,560
                                                                           ---------    ---------
           Net cash provided by operating activities                          17,416      123,282
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities, net                                    (1,022)        (368)
   Acquisition of property, plant and equipment                              (26,846)      (6,023)
                                                                           ---------    ---------
           Net cash used by investing activities                             (27,868)      (6,391)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                  8,056        1,310
   Repurchase of common stock                                                   --           (844)
   Repayments under lines of credit, net                                        --        (12,584)
   Principal payments of obligations under capital leases                       --           (286)
                                                                           ---------    ---------
           Net cash provided (used) by financing activities                    8,056      (12,404)
                                                                           ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (1,457)        (104)
                                                                           ---------    ---------
           Net change in cash                                                 (3,853)     104,383
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                       128,035       58,051
                                                                           ---------    ---------
   End of period                                                           $ 124,182    $ 162,434
                                                                           =========    =========

See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
   --------------------------------------------------------------------------

1.       FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of Micro Warehouse, Inc. and its subsidiaries (the "Company") and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998. Certain reclassifications have been made to conform the prior year to the 1999 presentation.

2.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 1999 and 1998 are as follows:

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                               1999        1998        1999        1998
                                                             --------    --------    --------    --------
        Net income (loss)                                    $ 12,007    $ (5,040)   $ 24,293    $  4,722
        Unrealized gains (losses) on marketable securities        (49)          1         (36)          7
        Foreign currency translation adjustments               (2,338)       (264)     (6,342)       (760)
                                                             --------    --------    --------    --------
        Comprehensive income (loss)                          $  9,620    $ (5,303)   $ 17,915    $  3,969
                                                             ========    ========    ========    ========

        The components of accumulated other comprehensive loss, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                             June 30, 1999  December 31, 1998
                                                             -------------  -----------------
        Unrealized gains (losses) on marketable securities   $         (34)   $           2
        Foreign currency translation adjustments                   (15,144)          (8,802)
                                                             -------------    -------------
        Accumulated other comprehensive loss                 $     (15,178)   $      (8,800)
                                                             =============    =============

3.       LEGAL PROCEEDINGS

         The SEC has completed its investigation relating to the facts underlying the Company's announcements in September and October, 1996 that it intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years. The Company has agreed to the entry of a cease and desist order in which the Company promises not to violate U.S. securities laws. The cease and desist order provides for no fines or penalties against the Company or any of its current officers and directors. This concludes all pending litigation surrounding the matters underlying the Company's financial restatement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a $2.2 billion specialty catalog and online retailer and direct marketer of brand name personal computers, computer software, accessories, peripheral and networking products to commercial and consumer customers. We market our products through frequent mailings of our distinctive, colorful catalogs and our Internet sites. Additionally, we employ telemarketing account managers who focus on building relationships with corporate, education and government accounts. We offer brand name hardware and software from leading vendors such as Adobe Systems Inc., Apple Computer Inc., 3Com Corp., Compaq Computer Corp., Hewlett-Packard Co., International Business Machines Corp., Iomega Corp., Microsoft Corp., Seiko Epson Corp. and Toshiba Corp.

         Through our four core catalogs, Micro Warehouse, Mac Warehouse, Data Comm Warehouse and Inmac and various specialty catalogs we offer a broad assortment of computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog focuses on a specific segment of the computer market. The catalogs are recognized as a leading source for computer hardware, software and other products. During the first half of 1999 we distributed approximately 57 million catalogs worldwide, unchanged compared to the first half of 1998.

         In July 1995 we launched Warehouse.com, our domestic Internet site on the World Wide Web. This site features descriptions and prices for the more than 20,000 products we offer for sale online. Selected corporate customers can gain access to their own online catalogs through our MicroWarehouse Corporate Advantage program, complete with unique product selections and customized pricing. All of our international subsidiaries also have Internet sites. Our Internet sites received approximately 86,000 daily visitors in June 1999 and had sales of $142.1 million in the first half of 1999, compared to $71.6 million during the first half of 1998. In July 1999, we announced that we would be winding down separate operations under the brand names of our discount retail site Computersbynet.com, launched in February 1999, and our Internet auction site Webauction.com, launched in November 1997. We will redirect their traffic to our core e-commerce site Warehouse.com. Expenditures originally earmarked for Computersbynet.com and Webauction.com, net of anticipated operating losses and exit costs for these businesses in the third quarter of $1.4 million, will be directed over the balance of this year to promoting our core business Micro Warehouse and the Warehouse.com brand.

         International operations represented 28% of our sales during the first half of 1999 compared to 29% for the same period in 1998. We have full-service, direct marketing operations and publish catalogs in Canada, France, Germany, the Netherlands, Sweden and the United Kingdom. During the first half of 1999, we distributed approximately 10 million catalogs internationally, a decrease of 8.8% compared to the first half of 1998.

         We maintain a full-service distribution center in Wilmington, Ohio totaling approximately 288,000 square feet and telemarketing centers in Lakewood and Gibbsboro,

New Jersey and South Norwalk, Connecticut. We also maintain telemarketing and distribution facilities in each country in which we operate internationally.

         We employ both outbound and inbound telemarketing sales associates. During the past nine months, we have concentrated on increasing the number and enhancing the training of our outbound sales associates with the objective of both gaining a larger share of our existing corporate customers' information technology ("IT") budgets and acquiring new corporate customers. As a result, we have added approximately 150 domestic outbound sales associates during this period. To continue this program, we have begun to hire and train at least 200 additional outbound sales associates intended to be in place before year-end. Our investment in this program should reduce earnings per share by an aggregate of approximately $0.06 per share over the third and fourth quarters.

RESULTS OF OPERATIONS

         The table below sets forth certain items expressed as a percent of sales for each of the three and six month periods ended June 30, 1999 and 1998:

                                                      Three Months Ended   Six Months Ended
                                                            June 30,           June 30,
                                                        1999      1998      1999      1998
                                                       ------    ------    ------    ------
        Sales                                           100.0%    100.0%    100.0%    100.0%
        Cost of goods sold                               84.3      83.8      84.4      83.9
                                                       ------    ------    ------    ------
        Gross profit                                     15.7      16.2      15.6      16.1
        Selling, general and administrative expenses     12.7      13.1      12.6      13.2
        Litigation settlement                            --         2.8      --         1.3
                                                       ------    ------    ------    ------
        Income from operations before interest
            and income taxes                              3.0       0.3       3.0       1.6
        Interest income, net                              0.4       0.5       0.4       0.3
                                                       ------    ------    ------    ------
        Income before income taxes                        3.4%      0.8%      3.4%      1.9%

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

WORLDWIDE SALES

o Worldwide sales increased $54.0 million or 10.4% to $575.5 million compared to $521.5 million during the three months ended June 30, 1998.

o Worldwide Wintel sales increased approximately 12% and worldwide Macintosh sales increased approximately 7% over the same period in 1998.

o Macintosh business represented approximately 32% of our business for the three months ended June 30, 1999, flat when compared to the same period in 1998.

o Average order value was $611, an increase of 8.7% compared to the same period in 1998, while our number of orders shipped increased slightly year-over-year.

o At June 30, 1999 2.1 million customers had placed orders with us during the last twelve months, unchanged from the same period in 1998.

DOMESTIC SALES

o Domestic sales grew $41.6 million or 11.0% to $420.8 million compared to $379.2 million during the three months ended June 30, 1998.

o Domestic Wintel sales increased approximately 13% and domestic Macintosh sales increased approximately 9% over the same period in 1998.

o Macintosh sales represented approximately 36% of domestic sales during the three months ended June 30, 1999, flat when compared to the same period last year.

o Wintel desktop computer sales increased 8% over 1998 and units sold increased 10% from the three months ended June 30, 1998.

o Wintel notebook sales increased 8% and units sold decreased 9% from the three months ended June 30, 1998.

o Macintosh OS desktop sales increased 32% and units sold increased 59% from the three months ended June 30, 1998. Revenues from Apple branded computers, including the iMac, increased 42% in revenue while units sold increased 77%, more than offsetting a decline in sales of most other Macintosh-related products and the elimination of Macintosh clones from the marketplace.

o Domestic average order value increased 8.6% to $604 compared to the three months ended June 30, 1998.

INTERNATIONAL SALES

o International sales increased $12.4 million or 8.7% to $154.7 million compared to $142.3 million during the three months ended June 30, 1998.

o On a currency-adjusted basis, international sales increased 12.3% compared to the three months ended June 30, 1998.

o International Wintel sales increased approximately 11% over the same period in 1998 and international Macintosh sales remained flat.

o Macintosh sales represented approximately 21% of international sales, down from approximately 23% in the same period last year.

o International average order value increased 7.7% to $574 compared to the three months ended June 30, 1998.

WORLDWIDE INTERNET SALES

o Internet sales for the three months ended June 30, 1999 increased $29.4 million or 71% to $70.8 million compared to $41.4 million during the three months ended June 30, 1998. On a sequential basis, sales were flat from $71.3 million for the three months ended March 31, 1999.

o Internet sales represented 12.3% of worldwide sales and 15.9% of domestic sales for the three months ended June 30, 1999 compared to 7.9% of worldwide sales and 10.9% of domestic sales for the three months ended June 30, 1998. For the three months ended March 31, 1999 Internet sales represented 11.8% of worldwide sales and 15.8% of domestic sales.

o In June 1999 there were approximately 86,000 daily visitors to our Internet sites, up 69% from approximately 51,000 in June 1998 and down 16% from March 1999. The sequential decline in visitors was primarily due to a decrease in overall advertising.

o Sales from our Warehouse.com core business Internet site increased $33.9 million or 120% to $62.1 million compared to $28.2 million during the three months ended June 30, 1998. Compared to the three months ended March 31, 1999 Warehouse.com sales decreased 3.9% from $64.2 million.

o Sales from our internet-only subsidiary, Savebynet.com, were $8.7 million during the three months ended June 30, 1999, comprised of Webauction.com sales of $5.3 million and Computersbynet.com sales of $3.4 million. Sales from Webauction.com were $13.2 million during the three months ended June 30, 1998 and $5.8 million during the first quarter of 1999. Sales from Computersbynet.com from its inception in mid-February to March 31, 1999 were $0.9 million.

GROSS PROFIT

o Gross profit for the three months ended June 30, 1999 increased 7.0% to $90.1 million compared to $84.2 million for the three months ended June 30, 1998. As a percentage of sales, gross profit was 15.7% in the second quarter of 1999 compared to 16.2% in the second quarter of 1998 and 15.5% in the first quarter of 1999.

o The year-over-year decline in gross profit percentage was primarily due to a decline in gross product margins for CPUs, memory, networking products and software. The product margin decline was partially offset by lower inventory reserves resulting from improved inventory management. The sequential increase in gross profit margins was due primarily to higher rebates and lower inventory reserves that more than offset the impact of lower product margins.

o Going forward, we expect downward pressure on gross profit margins due to product mix, pricing strategies and market conditions. In contrast to the second quarter, there can be no assurance that vendor support programs, inventory price protection policies and other factors will offset these declines since these components vary on a quarterly basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

o Selling, general and administrative expenses for the three months ended June 30, 1999 were $72.8 million, or 12.7% of sales, compared to $68.6 million or 13.1% of sales for the same period in 1998.

o The percentage decrease was principally due to lower net advertising costs which decreased to 0.3% of sales compared to 0.6% in the same period last year, lower domestic non-sales payroll costs and lower fulfillment costs.

o Excluding Year 2000 readiness costs of $1.8 million or $0.03 per share incurred during the three months ended June 30, 1999 selling, general and administrative expenses were 12.3% of sales.

INCOME FROM OPERATIONS BEFORE INTEREST AND INCOME TAXES

o Income from operations for the three months ended June 30, 1999 increased to $17.3 million or 3.0% of sales compared to $1.7 million or 0.3% of sales during the three months ended June 30, 1998. Operating income for the three months ended June 30, 1998 included a pre-tax charge of $14.0 million for the settlement of a lawsuit brought by certain former shareholders of Inmac Corp. Excluding this charge, 1999 income from operations increased 10.2% from $15.7 million or 3.0% of sales during the three months ended June 30, 1998.

o Domestic income from operations for the three months ended June 30, 1999 increased to $15.2 million or 3.6% of domestic sales compared to $0.6 million or 0.1% of domestic sales for the same period last year. Excluding the 1998 pre-tax charge of $14.0 million for the settlement of a lawsuit brought by certain former shareholders of Inmac Corp., domestic income from operations increased 4.1% from $14.6 million or 3.8% of sales during the three months ended June 30, 1998. The decrease as a percentage of sales from the prior year was primarily due to lower gross profit margins, partially offset by lower net advertising costs, non-sales payroll costs and lower fulfillment costs.

o International income from operations for the three months ended June 30, 1999 increased to $2.1 million from $1.4 million during the three months ended June 30, 1998. The primary reason for the increase was lower overall operating costs, partially offset by a reduction in gross profit margins.

o For the three months ended June 30, 1999 Savebynet.com, consisting of our Computersbynet.com division and our Webauction.com division incurred an operating loss of $2.9 million or $0.05 per share. The Webauction.com division incurred an operating loss of $1.4 million or $0.02 per share during the three months ended June 30, 1998.

NET INTEREST INCOME

o Net interest income increased 2.5% to $2.4 million for the three months ended June 30, 1999 compared to $2.3 million during the three months ended June 30, 1998. The increase in 1999 was primarily due to a higher level of marketable securities, partially offset by a reduction in interest rates.

INCOME TAXES

o The effective income tax rate for the three months ended June 30, 1999 was 39.0%. The income tax rate for the three months ended June 30, 1998 was unfavorably impacted by the provision for settlement of the Inmac Corp. shareholder litigation. Excluding the after-tax charge of $15.8 million for the litigation settlement, the income tax rate for the three months ended June 30, 1998 was 40.0%.

NET INCOME

o Net income for the three months ended June 30, 1999 increased to $12.0 million or $0.33 per share compared to a loss of $5.0 million or $0.15 per share during the same period last year.

o Excluding the 1998 after-tax charge of $15.8 million or $0.46 per share for the settlement of the Inmac Corp. shareholder litigation, net income for the three months ended June 30, 1999 increased 11.1% from $10.8 million or $0.31 per share in the same period last year.

o We incurred after-tax charges of $1.1 million or $0.03 per share relating to Year 2000 readiness costs during the three months ended June 30, 1999. Excluding these charges, net income for the three months ended June 30, 1999 would have been $13.1 million or $0.36 per share.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

SALES

o Worldwide sales increased $107.7 million or 10.0% to $1,180.9 million compared to $1,073.2 million during the six months ended June 30, 1998.

o Worldwide Wintel sales increased approximately 12% and worldwide Macintosh sales increased approximately 6% over the same period in 1998. Macintosh business represented approximately 33% of our business in the first half of 1999, flat from the first half of 1998.

o Average order value was $595 for the six months ended June 30, 1999, an increase of 7.9% compared to the same period in 1998.

o Domestic sales grew $87.2 million or 11.4% to $852.1 million compared to $764.9 million during the six months ended June 30, 1998.

o International sales increased $20.5 million or 6.6% to $328.8 million compared to $308.3 million during the first six months ended June 30, 1998. On a currency-adjusted basis, international sales increased 8.0%.

o Worldwide Internet sales for the six months ended June 30, 1999 increased $70.5 million or 98.5% to $142.1 million compared to $71.6 million during the six months ended June 30, 1998.

GROSS PROFIT

o Gross profit for the six months ended June 30, 1999 increased 6.7% to $184.1 million compared to $172.6 million for the six months ended June 30, 1998. As a percentage of sales, gross profit declined to 15.6% for the six months ended June 30, 1999 from 16.1% in the six months ended June 30, 1998.

o The year-over-year decline was primarily due to a decline in gross product margins for CPUs, memory, networking products and software. These declines were partially offset by lower inventory-related reserves resulting from improved inventory management.

o We expect downward pressure on gross profit margins to continue due to product mix, pricing strategies and market conditions. There can be no assurance that vendor support programs, inventory price protection policies and other factors will offset these declines since these components vary on a quarterly basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

o Selling, general and administrative expenses for the six months ended June 30, 1999 were $149.2 million, or 12.6% of sales, compared to $142.0 million or 13.2% of sales for the six months ended June 30, 1998.

o The percentage decrease was principally due to lower net advertising costs which decreased to 0.5% of sales compared to 0.8% in the same period last year, lower fulfillment costs and lower domestic non-sales payroll costs.

o Excluding Year 2000 readiness costs of $3.4 million or $0.06 per share incurred during the six months ended June 30, 1999, selling, general and administrative expenses were 12.3% of sales.

INCOME FROM OPERATIONS BEFORE INTEREST AND INCOME TAXES

o Income from operations for the six months ended June 30, 1999 increased to $34.9 million or 3.0% of sales compared to $16.6 million or 1.6% of sales during the six months ended June 30, 1998.

o Excluding the 1998 $14 million pre-tax charge for the provision of the Inmac Corp. shareholder litigation, income from operations increased 14.2% in the six months ended June 30, 1999 compared to $30.6 million or 2.8% of sales.

o International income from operations for the six months ended June 30, 1999 decreased to $4.7 million from $6.0 million during the six months ended June 30, 1998. The primary reason for the decline was Year 2000 readiness costs of $1.2 million and lower product margins, partially offset by lower overall operating costs.

o For the six months ended June 30, 1999 Savebynet.com incurred an operating loss of $4.1 million or $0.07 per share. The Webauction.com division incurred an operating loss of $1.8 million or $0.03 per share during the six months ended June 30, 1998.

NET INTEREST INCOME

o Net interest income increased 32.3% to $4.9 million for the six months ended June 30, 1999 compared to $3.7 million during the six months ending June 30, 1998. The principal reason for this increase was the higher level of cash, cash equivalents and short-term investments on hand during 1999, partially offset by a reduction in interest rates.

INCOME TAXES

o The effective income tax rate for the six months ended June 30, 1999 was 39.0%. The income tax rate for 1998 was unfavorably impacted by the provision for settlement of the Inmac Corp. shareholder litigation. Excluding the after-tax charge of $15.8 million for the litigation settlement, the income tax rate for the six months ended June 30, 1998 was 40.0%.

NET INCOME

o Net income for the six months ended June 30, 1999 increased to $24.3 million or $0.67 per share compared to $4.7 million or $0.14 per share during the six months ended June 30, 1998.

o Excluding the 1998 after-tax charge of $15.8 million or $0.46 per share for the settlement of the Inmac Corp. shareholder litigation, net income for the six months ended June 30, 1999 increased 18.1% from $20.6 million or $0.59 per share in the same period last year.

o We incurred after-tax charges of $2.1 million or $0.06 per share relating to Year 2000 readiness costs during the six months ended June 30, 1999. Excluding these charges, net income for the six months ended June 30, 1999 would have been $26.4 million or $0.73 per share.

LIQUIDITY AND CAPITAL RESOURCES

ASSET MANAGEMENT

o Cash and marketable securities decreased by $2.9 million to $185.7 million at June 30, 1999 compared to $188.6 million at December 31, 1998. Net cash provided by operating activities was $17.4 million during the six months ended June 30, 1999 and was used for capital expenditures of $26.8 million.

o Inventory decreased $25.9 million to $103.9 million at June 30, 1999 compared to $129.9 million at December 31, 1998. Annualized inventory turns for the quarter ended June 30, 1999 were 18 compared to 16 during the fourth quarter of 1998.

o Accounts receivable increased $11.7 million to $228.2 million at June 30, 1999 compared to $216.5 million at December 31, 1998. Days sales outstanding increased slightly to 47 days at June 30, 1999 from 45 at December 31, 1998.

o Overall, working capital increased 3.9% or $12.3 million to $324.4 million at June 30, 1999 compared to $312.1 million at December 31, 1998.

o We believe that our existing cash reserves and expected cash flow from operations will be sufficient to satisfy our operating cash needs for at least the next 12 months.

CAPITAL EXPENDITURES

o Capital expenditures for the six months ended June 30, 1999 were $26.8 million compared to $6.0 million for the six months ended June 30, 1998. Major expenditures were attributable to:

     o The completion of the conversion of our domestic human resource system to PeopleSoft Inc. application software and the upgrade of our primary domestic order fulfillment system

     o    the upgrade of our Internet sites

     o    the purchase of our distribution facility in the United Kingdom

     o the installation of systems and equipment in our new domestic warehouse

o During the first quarter, construction was completed on our new 230,000 sq. ft. warehouse facility at the Airborne Express hub facility in Wilmington, Ohio and installation of equipment and warehouse management systems began. We anticipate spending approximately $10 million for additional equipment, fixtures and computer systems for the new warehouse over the remainder of the year. We expect this warehouse to be operational in the fourth quarter. In order to minimize disruption to our business, we will phase in the consolidation of the three facilities we currently occupy. We have entered into a 10-year lease of this facility that commenced on March 15, 1999.

o We currently anticipate investing approximately $10 million over the remainder of 1999 for the upgrade of our computer systems. This investment is intended to improve and create efficiencies in many areas of our business including sales, inventory and financial management.

o The investments in systems and the expenditures related to the new warehouse will be funded from existing cash and operating cash flows.

LINES OF CREDIT

o At June 30, 1999 we had unused lines of credit in the United Kingdom and France that provide for unsecured borrowings of up to 2.0 million British pounds and 45 million French francs ($3.2 million and $7.1 million, respectively, at the June 30, 1999 exchange rate) for working capital purposes.

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

o At June 30, 1999 we had outstanding forward exchange contracts with notional amounts of $3.0 million which mature in less than six months. The single largest currency represented was the British pound.

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

     In 1998 we performed a comprehensive review of our existing information systems to determine which of our computer equipment and software might not function properly with respect to dates referencing the Year 2000 and thereafter. This review included systems commonly thought of as IT systems, including accounting, data processing and other miscellaneous systems, as well as systems not commonly thought of as IT systems such as alarm systems, fax machines and other similar systems.

     In addition to the planned upgrades described in Liquidity and Capital Resources, above, we have completed the process of modifying and replacing systems that were identified as not being Year 2000 ready. The following milestones in this project have been accomplished:

     o We have completed our worldwide hardware and operating system upgrades.

     o We have successfully inventoried and evaluated our desktop/server software on a worldwide basis. We continue to modify or replace those software systems that are not Year 2000 compliant and the implementation of compliant versions of the software for these platforms remains on schedule.

     o Our European core systems identified as needing upgrading have been remediated and system tested.

     o We have converted our North American financial systems to PeopleSoft Inc. application software. We have completed the upgrade of our primary domestic order fulfillment system and the conversion of our domestic human resource system to PeopleSoft application software.

     During the second quarter of 1998 we began a program for determining the Year 2000 readiness of our business partners including our vendors, service providers and major customers and the compatibility of system interfaces for electronic business transactions. First we identified our business partners and categorized them according to their significance to our operations. Then we wrote to each business partner to determine its Year 2000 readiness status. During the first quarter of 1999 we began to increase the frequency of our correspondence and communication to and with those business partners that did not respond to our initial communications or whose response identified an issue requiring further clarification. During the second quarter of 1999 we updated our inventory of business partners to insure we are focusing on the most critical vendors. In an effort to feel more comfortable with these outside companies we have started to visit with the critical ones to audit their Year 2000 status and share ours. These visits will continue through the third and fourth quarters. We have implemented monthly business meetings to review our findings and develop contingency plans including securing alternative vendors and service providers if necessary. We have placed extra attention on vendors with whom we exchange electronic data to insure both parties have the same understanding as we make our plans to transition into the new millennium.
Based on the results of these communications, we believe that most of our significant business partners and our interfaces with their systems will be Year 2000 ready. However, because of the complexity of the issues and factors outside our control, we cannot give assurances that all such partners and interfaces will be Year 2000 ready.

     We estimate that our Year 2000 programs as described above were 87% complete at June 30, 1999 with final integration testing, business continuity and contingency planning to occur over the balance of 1999.

COST OF YEAR 2000 READINESS PROGRAMS

     Total after-tax charges related to the identification, assessment, remediation and testing efforts related to the Year 2000 program are expected to be approximately $4.7 million. As of June 30, 1999, we had incurred cumulative after-tax Year 2000 costs of approximately $3.5 million primarily for (1) outside consulting fees related to the planning and analysis activities of the Year 2000 program and (2) European remediation costs. Included in the $3.5 million in cumulative Year 2000 costs were charges of approximately $2.1 million or $0.06 per share incurred during the six months ended June 30, 1999.

     We expect that remaining after-tax Year 2000 expenses during the third quarter will be approximately $1.2 million, which will negatively impact earnings by approximately $0.04 per share during the quarter. This amount is not included in the $10 million we expect to invest in the planned upgrade of our worldwide computer systems over the remainder of 1999.

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

     In addition, variability of definitions of "compliance with Year 2000" and the variety of computer products we sell that may themselves contain a Year 2000 problem may lead to claims against us, including those arising out of the failure of such products to be "compliant". Through our Year 2000 compliance office we have received over 16,000 third party requests for documentation of internal compliance and product compliance. We rely upon the warranties of the product manufacturers in case of any such claims but we have not received assurance that such warranties will be sufficient to cover the costs and expenses of any successful claims.

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

CONTINGENCY PLANS

     We have started the process of developing contingency plans to mitigate to the extent possible any significant identified Year 2000 risks. We have begun a comprehensive analysis of the nature and extent of operational problems that would be reasonably likely to result from our failure or the failure of our business partners to complete their Year 2000 readiness efforts. This analysis will provide the information necessary to develop a contingency plan for dealing with the most likely worst case scenario. Initially, we had expected to complete our contingency planning during the second quarter of 1999. Due to the complexity of these matters we currently expect to complete our contingency planning during the third quarter of 1999.

OUTLOOK

     We depend in large part on sales of hardware and software products for users of Apple Macintosh computers. These products represented approximately 33% of our sales for the six months ended June 30, 1999 and 34% for the year ended December 31, 1998. Computers manufactured by Apple Computer Inc. itself represented approximately 11% of our sales for the year ended December 31, 1998. Apple has significantly restricted the number of authorized resellers of its products and sells its products to end users in direct competition with us and other resellers. If Apple were to withdraw our reseller authorization, this would have an immediate adverse impact on our business, financial condition and results of operations. In addition, some of our largest suppliers including Compaq Computer Corp. and International Business Machines Corp. have announced that they have expanded or intend to expand their direct sales efforts. The continuing impact of these matters may adversely affect our business, financial condition and results of operations.

     We acquire products for resale both directly from manufacturers and indirectly through distributors and other sources. Many manufacturers have historically provided us with incentives in the form of supplier reimbursements, price protection payments, rebates and other similar arrangements. The increasingly competitive environment between and amongst computer hardware manufacturers has already resulted in the reduction and/or elimination of some of these incentive programs. Additionally, the return rights historically offered by manufacturers have become more limited. Manufacturers are also taking steps to reduce their inventory exposure by limiting the number of distributors and resellers that are authorized to purchase products directly from them. For example, Compaq Computer Corp has recently announced that it will make its products available to resellers only through four distributors rather than directly. Under such circumstances we will purchase Compaq products in the ordinary course of business from the designated distributors. These trends are part of an overall effort by manufacturers to reduce their costs and shift the burden of inventory risk to distributors and resellers, which could have a material adverse effect on our business, financial condition and results of operations.

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

     We discuss these and other risks in more detail in:

     o Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report to Stockholders and our Form 10-Q for the quarter ended March 31, 1999 and more specifically in the paragraphs in that section captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality" and "Outlook"

     o the Risk Factors section of our Registration Statement on Form S-3 dated January 25, 1999.

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

     The primary purpose of our foreign currency hedging activities is to manage currency risk related to intercompany loans and investments in our foreign subsidiaries. The single largest hedged currency represented at June 30, 1999 is the British pound. At June 30, 1999, we had outstanding forward exchange contracts in notional amounts totaling $3.0 million (fair value approximates notional amounts) which mature in six months or less. We match the term and the notional amount of the contracts to the underlying intercompany loans or investments, and do not enter into any derivative financial instruments for trading purposes. Foreign currency hedging activity is not material to our consolidated financial position, results of operations, or cash flow.

     We are exposed to changes in interest rates primarily as a result of our investing activities. The primary objective of our investing activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We primarily invest in highly liquid tax exempt municipal bonds, floating rate bonds, commercial paper, money market funds and corporate bonds which totaled $61.5 million at June 30, 1999. These investment portfolios have a weighted average maturity of less than one year with no individual investment having a maturity exceeding two years. The market risk associated with investing activity is not material to our consolidated financial position, results of operations or cash flow.

     The interest rate risk evaluation noted above is based on a sensitivity analysis performed on our marketable securities at June 30, 1999. If the actual changes in interest rates are substantially different from expected changes, the net impact of interest rate risk on our cash flows may be materially different from that disclosed above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The SEC has completed its investigation relating to the facts underlying our announcements in September and October 1996 that we intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years. We have agreed to the entry of a cease and desist order in which we promise not to violate U.S. securities laws. The cease and desist order provides for no fines or penalties against us or any of our current officers and directors. This concludes all pending litigation surrounding the matters underlying our financial restatement.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Micro Warehouse, Inc. was held on June 3, 1999. At that meeting, the Stockholders elected the following individuals to serve as members of the Board of Directors in accordance with the votes indicated below:

                                                           WITHHELD
         NAME                           FOR                AUTHORITY
         ----                           ---                ---------
         Felix Dennis                   32,000,335         1,980,100
         Frederick H. Fruitman          32,101,452         1,878,983
         Peter Godfrey                  31,990,835         1,989,600
         Joseph M. Walsh                32,101,480         1,878,955

         Additionally, the Stockholders approved an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance from 4,000,000 to 6,000,000 shares. The results were as follows:

         FOR                AGAINST         ABSTAIN          BROKER NO-VOTE
         ---                -------         -------          --------------
         15,522,165         11,114,537      32,253           7,311,480

         Finally, the Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 1999. The results were as follows:

         FOR                 AGAINST          ABSTAIN
         ---                 -------          -------
         33,957,866          4,544            18,025

ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


         Exhibit 11 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

         Exhibit 27 FINANCIAL DATA SCHEDULE

         (b) Reports on Form 8-K

         We filed a Form 8-K/A pursuant to Item 4 therein on April 7, 1999 to report that KPMG LLP had completed its audit of our consolidated financial statements for the year ended December 31, 1998 and we engaged PricewaterhouseCoopers LLP as our new independent accountants for the audit of the consolidated financial statements for the year ending December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICRO WAREHOUSE, INC.

                                    The Registrant

Date: August 13, 1999
                                    By /s/ WAYNE P. GARTEN
                                       ----------------------------------------
                                       WAYNE P. GARTEN
                                       Executive Vice President and
                                       Chief Financial Officer

                                    (Duly Authorized Officer of the Registrant,
                                    Principal Financial Officer and Principal
                                    Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

11                Statement re Computation of Per Share Earnings

27                Financial Data Schedule