Form 10-Q
period 1999-09-30
MICRO WAREHOUSE INC
filed 1999-11-12
CIK 892872

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)
             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            for the transition period from __________ to ___________

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

CLASS:   COMMON STOCK       OUTSTANDING SHARES AT SEPTEMBER 30, 1999: 35,780,938

                              MICRO WAREHOUSE, INC.


                                      INDEX


                                                                                             PAGE

       PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

           Consolidated Balance Sheets .........................................................3

           Consolidated Statements of Income ...................................................4

           Consolidated Statements of Cash Flows ...............................................5

           Notes to Consolidated Financial Statements ..........................................6

         Item 2 - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations ...............................................8

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk...................20

       PART II - OTHER INFORMATION.............................................................21

       SIGNATURE ..............................................................................22

       INDEX TO EXHIBITS.......................................................................23


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              MICRO WAREHOUSE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1999             1998
                                                                                     ----             ----
ASSETS                                                                            (UNAUDITED)       (AUDITED)
Current assets:
  Cash and cash equivalents                                                        $136,470          $128,035
  Marketable securities at market value                                              62,116            60,520
  Accounts receivable, net of allowance for doubtful accounts ($10,540 and
    $10,943 at September 30, 1999 and December 31, 1998,
    respectively)                                                                   243,600           216,487
  Inventories                                                                        92,604           129,852
  Prepaid expenses and other current assets                                          15,589            14,379
  Tax refunds                                                                           750            13,176
  Deferred taxes                                                                     16,681            17,666
                                                                                ------------      ------------
     TOTAL CURRENT ASSETS                                                           567,810           580,115

                                                                                ------------      ------------
  Property, plant and equipment, net                                                 65,269            36,950
  Goodwill, net                                                                      42,461            44,444
  Non-current deferred taxes                                                          2,175             3,422
  Other assets                                                                        1,520             1,599
                                                                                ------------      ------------
     TOTAL ASSETS                                                                  $679,235          $666,530
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $182,319          $208,335
  Accrued expenses                                                                   45,459            50,508
  Deferred revenue                                                                    9,558             9,144
                                                                                ------------      ------------
     TOTAL LIABILITIES                                                              237,336           267,987

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized - 100 shares; none issued                                                  -                 -
  Series A Junior Participating Preferred Stock, $.01 par value:
    Authorized - 45 shares; none issued                                                   -                 -
  Common stock, $.01 par value:
    Authorized - 100,000 shares; issued and outstanding; 35,781 and 35,413 shares at September 30, 1999 and December 31, 1998,
      respectively                                                                      358               354
  Additional paid-in capital                                                        307,899           299,544
  Deferred compensation                                                              (2,146)           (3,123)
  Retained earnings                                                                 147,814           110,568
  Accumulated other comprehensive loss                                              (12,026)           (8,800)
                                                                                ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                                                     441,899           398,543
                                                                                ------------
                                                                                                  ============
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $679,235          $666,530
                                                                                ============      ============


See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
         ---------------------------------------------------------------
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1999           1998           1999             1998
                                                              ----           ----           ----             ----
     SALES                                                    $601,797      $551,789      $1,782,653       $1,624,982

     Cost of goods sold                                        509,110       462,051       1,505,891        1,362,653
                                                          -------------  ------------   -------------   --------------

         GROSS PROFIT                                           92,687        89,738         276,762          262,329

     Selling, general and administrative expenses               74,042        72,648         223,219          214,673

     Provision for shareholder litigation                            -             -               -           14,000
                                                          -------------  ------------   -------------   --------------

         INCOME FROM OPERATIONS BEFORE INTEREST
             AND INCOME TAXES                                   18,645        17,090          53,543           33,656

     Interest income, net                                        2,593         2,681           7,517            6,402
                                                          -------------  ------------   -------------   --------------

         INCOME BEFORE INCOME TAXES                             21,238        19,771          61,060           40,058


     Income tax provision                                        8,285         7,908          23,814           23,473
                                                          -------------  ------------   -------------   --------------

         NET INCOME                                           $ 12,953      $ 11,863      $   37,246       $   16,585
                                                          =============  ============   =============   ==============

         BASIC NET INCOME PER SHARE                              $0.36         $0.34           $1.05            $0.48
                                                          =============  ============   =============   ==============

         DILUTED NET INCOME PER SHARE                            $0.36         $0.33           $1.03            $0.47
                                                          =============  ============   =============   ==============

     Shares used in per share calculation -
               Basic                                            35,763        34,816          35,611           34,695
                                                          =============  ============   =============   ==============

               Diluted                                          35,798        35,591          36,104           35,081
                                                          =============  ============   =============   ==============



See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
          ------------------------------------------------------------
                                   (UNAUDITED)


                                                                                     1999                1998
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 37,246             $ 16,585
                                                                                 -------------       --------------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  13,632               10,043
        Non-cash litigation settlement                                                      -                6,000
        Non-cash compensation                                                             568                  828
        Deferred taxes                                                                  1,688               14,696
   Changes in assets and liabilities:
        Accounts receivable, net                                                      (31,907)              (4,447)
        Inventories                                                                    35,669               54,901
        Prepaid expenses and other current assets                                      11,093                6,191
        Other assets                                                                     (181)                  97
        Accounts payable                                                              (22,257)              36,390
        Accrued expenses                                                               (1,772)              (5,142)
        Accrued litigation settlements                                                      -              (16,100)
        Deferred revenue                                                                  366                2,186
        Other                                                                             842                   63
                                                                                 -------------       --------------
            Total adjustments                                                           7,741              105,706
                                                                                 -------------       --------------
           Net cash provided by operating activities                                   44,987              122,291
                                                                                 -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities, net                                             (1,651)                (645)
   Acquisition of property, plant and equipment                                       (42,207)             (12,636)
                                                                                 --------------       -------------
           Net cash used by investing activities                                      (43,858)             (13,281)
                                                                                 --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                           8,423                4,300
   Repurchase of common stock                                                               -               (4,677)
   Repayments under lines of credit, net                                                    -              (12,584)
   Principal payments of obligations under capital leases                                   -                 (368)
                                                                                 -------------       --------------
           Net cash provided (used) by financing activities                             8,423              (13,329)
                                                                                 -------------       --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (1,117)               1,245
                                                                                 --------------       -------------
           Net change in cash                                                           8,435               96,926
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                128,035               58,051
                                                                                 --------------       -------------
   End of period                                                                     $136,470             $154,977
                                                                                 =============        =============



See accompanying notes to unaudited consolidated financial statements.

                              MICRO WAREHOUSE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)
--------------------------------------------------------------------------------

1.       FINANCIAL STATEMENTS

         Our consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position at September 30, 1999 and our results of operations for the three and nine months ended September 30, 1999 and 1998. We have made certain reclassifications to conform the prior year to the 1999 presentation.

2.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 1999 and 1998 are as follows:


                                                                 Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                                 1999         1998         1999            1998
                                                                 ----         ----         ----            ----
          Net income                                            $ 12,953     $ 11,863     $ 37,246     $ 16,585
          Unrealized gains (losses) on marketable securities
                                                                     (19)        --            (55)           7
          Foreign currency translation adjustments                 3,171        3,439       (3,171)       2,679
                                                                --------     --------     --------     --------
          Comprehensive income                                  $ 16,105     $ 15,302     $ 34,020     $ 19,271
                                                                ========     ========     ========     ========


        The components of accumulated other comprehensive loss, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:


                                                               September 30, 1999        December 31, 1998
                                                             -----------------------  ----------------------
        Unrealized gains (losses) on marketable securities
                                                                      $     (53)              $       2
        Foreign currency translation adjustments                        (11,973)                 (8,802)
                                                             -----------------------  ----------------------
        Accumulated other comprehensive loss                          $ (12,026)              $  (8,800)
                                                             =======================  ======================


3.       LEGAL PROCEEDINGS

         The SEC has completed its investigation relating to the facts underlying our announcements in September and October, 1996 that we intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years. A consensual cease and desist order has been entered pursuant to which the Company promises not to violate U.S. securities laws. There were no fines or penalties imposed upon us or any of our current officers and directors. There is no other pending nor, to our knowledge, threatened litigation surrounding the matters underlying our financial restatement.

4.       BORROWING ARRANGEMENTS

         We have entered into discretionary credit facilities with three financial institutions that provide for unsecured borrowings of up to $50,000 in the aggregate for working capital purposes. These credit facilities were unused as of September 30, 1999 and expire according to the following schedule:


              Amount                 Expiration Date
              ------                 ---------------
              $15,000                   June 30, 2000
              $15,000                   July 27, 2000
              $20,000              September 30, 2000


         We have unused lines of credit in the United Kingdom and France that provide for unsecured borrowings of up to 2,000 British pounds and 45,000 French francs ($3,294 and $7,334, respectively, based on the applicable exchange rates on September 30, 1999) for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are a $2.2 billion specialty catalog and online retailer and direct marketer of brand name personal computers, computer software, accessories, peripherals and networking products to commercial and consumer customers. We market these products through frequent mailings of our distinctive, colorful catalogs and our Internet sites. Additionally, we employ telemarketing account managers who focus on building relationships with corporate, education and government accounts. We offer brand name hardware and software from leading vendors such as Adobe Systems Inc., Apple Computer Inc., 3Com Corp., Compaq Computer Corp., Hewlett-Packard Co., International Business Machines Corp., Iomega Corp., Microsoft Corp., Seiko Epson Corp. and Toshiba Corp.

         Through our four core catalogs, Micro Warehouse, Mac Warehouse, Data Comm Warehouse and Inmac and various specialty catalogs we offer a broad assortment of computer products at competitive prices. With colorful illustrations, concise product descriptions and relevant technical information, each catalog focuses on a specific section of the computer market. Our catalogs are recognized as a leading source for computer hardware, software and other products. During the first nine months of 1999 we distributed approximately 89 million catalogs worldwide, unchanged compared to the first nine months of 1998.

         Through our domestic and international Warehouse.com Internet sites, we feature descriptions and prices for the more than 20,000 products we offer for sale online. Selected corporate customers can gain access to their own online catalogs through our Micro Warehouse Corporate Advantage(TM) program, complete with unique product selections and customized pricing. Our Warehouse.com sites received approximately 57,000 daily visitors in September 1999 and had sales of $195.2 million in the first nine months of 1999, compared to $93.9 million during the first nine months of 1998. During the third quarter of 1999, we closed down operations of our internet-only subsidiary Savebynet.com. These operations incurred operating losses and closure costs of $1.5 million or $0.03 per share in the third quarter of 1999. Expenditures originally earmarked for Savebynet.com are expected to be directed to promoting our core business and the Warehouse.com brand in the fourth quarter of 1999.

         International operations represented 27% of our sales during the first nine months of 1999 compared to 28% for the same period in 1998. We have full-service, direct marketing operations and publish catalogs in Canada, France, Germany, the Netherlands, Sweden and the United Kingdom. During the first nine months of 1999, we distributed approximately 14 million catalogs internationally, a decrease of 7% from the first nine months of 1998.

         During November 1999 we began to consolidate our three existing warehouse facilities in Wilmington, Ohio totaling 288,000 square feet into our new 230,000 square foot full service distribution center in Wilmington, Ohio. We maintain telemarketing centers in Lakewood and Gibbsboro, New Jersey and South Norwalk, Connecticut. We also maintain telemarketing and distribution facilities in each country in which we operate internationally.

         We employ both outbound and inbound telemarketing sales associates. During the twelve months ended September 30, 1999, we have concentrated on increasing the number and enhancing the training of our outbound sales associates with the objective of both gaining a larger share of our existing corporate customers' information technology ("IT") budgets and acquiring new corporate customers. As a result, we have added over 200 domestic outbound sales associates during the twelve months ended September 30, 1998. During the fourth quarter we expect to hire and train approximately 160 additional outbound sales associates. Our investment in this program should reduce earnings per share by approximately $0.04 per share in the fourth quarter.

RESULTS OF OPERATIONS

         The table below sets forth certain items expressed as a percent of sales for each of the three and nine month periods ended September 30, 1999 and 1998:


                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                     1999           1998         1999          1998
                                                     ----           ----         ----          ----
   Sales                                            100.0%         100.0%       100.0%        100.0%
   Cost of goods sold                                84.6           83.7         84.5          83.9
                                                 -----------    -----------  ------------  --------------
   Gross profit                                      15.4           16.3         15.5          16.1
   Selling, general and administrative expenses      12.3           13.2         12.5          13.2
   Litigation settlement                                -              -            -           0.8
                                                 -----------    -----------  ------------  --------------
   Income from operations before interest
       and income taxes                               3.1            3.1          3.0           2.1
   Interest income, net                               0.4            0.5          0.4           0.4
                                                 -----------    -----------  ------------  --------------
   Income before income taxes                         3.5%           3.6%         3.4%          2.5%


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

WORLDWIDE SALES

- Worldwide sales increased $50.0 million or 9.1% to $601.8 million compared to $551.8 million for the same period in 1998.

- Worldwide Wintel sales increased approximately 12% and worldwide Macintosh sales increased approximately 5% compared to the same period in 1998.

- Macintosh business represented approximately 32% of our business for the three months ended September 30, 1999, unchanged compared to the same period in 1998.

- Average order value was $659, an increase of 13.9% compared to the same period in 1998, while our number of orders shipped decreased 4.8% compared to the same period in 1998.

- At September 30, 1999 2.2 million customers had placed orders with us during the last twelve months, an increase of 5% from September 30, 1998.

     DOMESTIC SALES
     - Domestic sales increased $35.9 million or 8.7% to $447.3 million compared to $411.4 million for the same period in 1998.

     - Domestic Wintel sales increased approximately 11% and domestic Macintosh sales increased approximately 6% compared to the same period in 1998.

     - Macintosh sales represented approximately 36% of domestic sales, unchanged compared to the same period in 1998.

     - Wintel desktop computer sales decreased 15% and units sold decreased 22% compared to the same period in 1998.

     - Wintel notebook sales increased 19% and units sold were unchanged compared to the same period in 1998.

     - Macintosh OS desktop sales increased 2% and units sold increased 9% compared to the same period in 1998.

     - Macintosh OS notebook sales increased 2% and unit volume decreased 12% compared to the same period in 1998.

     - Sales from Apple branded computers grew 7% in revenue and 17% in units compared to the same period in 1998. Sales of Apple branded products were impacted by shortages at the end of the quarter resulting in approximately $5 million in backorders.

     - Domestic average order value increased 16.2% to $685 compared to the same period in 1998.

     INTERNATIONAL SALES

     - International sales increased $14.1 million or 10.0% to $154.5 million compared to $140.4 million for the same period in 1998.

     - On a currency-adjusted basis, international sales increased 14.3% compared to the same period in 1998.

     - International Wintel sales increased approximately 13% and international Macintosh sales were unchanged compared to the same period in 1998.

     - Macintosh sales represented approximately 21% of international sales, a decrease compared to approximately 23% in the same period in 1998.

     - International average order value increased 8.1% to $593 compared to the same period in 1998.

     WORLDWIDE INTERNET SALES

     - Sales from Warehouse.com increased $26.9 million or 64.7% to $68.5 million compared to $41.6 million for the same period in 1998. On a sequential basis, sales increased 10.3% from $62.1 million for the three months ended June 30, 1999.

     - Sales from Warehouse.com represented 11.4% of worldwide sales and 14.2% of domestic sales compared to 7.5% of worldwide sales and 9.7% of domestic sales for the same period in 1998. For the three months ended June 30, 1999 Warehouse.com sales represented 10.8% of worldwide sales and 13.9% of domestic sales.

     - In September 1999 there were approximately 57,000 daily visitors to our Internet sites, up 58.3% compared to approximately 36,000 in September 1998 and up 21.3% compared to approximately 47,000 in June 1999.

     - Sales from our recently closed internet-only subsidiary, Savebynet.com, were $3.3 million for the three months ended September 30, 1999.

GROSS PROFIT

- Gross profit increased 3.3% to $92.7 million compared to $89.7 million for the same period in 1998. As a percentage of sales, gross profit was 15.4% compared to 16.3% for same period in 1998 and 15.7% for the three months ended June 30, 1999.

- These declines in gross profit percentage were primarily due to declines in product gross margins due to pricing and promotional strategies, partially offset by increased vendor rebates. Going forward, we expect downward pressure on product gross margins due to product mix, pricing strategies and market conditions. We can give no assurance that vendor support programs, inventory price protection policies and other factors will offset these declines since these components vary on a quarterly basis.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

- Selling, general and administrative expenses were $74.0 million, or 12.3% of sales, compared to $72.6 million or 13.2% of sales for the same period in 1998. Excluding Year 2000 readiness costs of $0.7 million or $0.01 per share, selling, general and administrative expenses were 12.2% of sales for the three months ended September 30, 1999.

- The percentage decrease was principally due to lower net advertising costs, which decreased to 0.3% of sales compared to 1.2% of sales for the same period in 1998, partially offset by higher domestic depreciation costs and costs associated with the relocation of our operations in France.

INCOME FROM OPERATIONS BEFORE INTEREST AND INCOME TAXES

- Income from operations increased to $18.6 million or 3.1% of sales compared to $17.1 million or 3.1% of sales for the same period in 1998.

- Domestic income from operations decreased to $17.1 million or 3.8% of domestic sales compared to $18.6 million or 4.5% of domestic sales for the same period in 1998. The decrease as a percentage of sales from the prior year was primarily due to lower gross profit margins and higher depreciation costs, partially offset by lower net advertising costs.

- International income from operations was $1.5 million compared to a loss of $1.5 million for the same period in 1998. The primary reason for the improvement was lower overall operating costs, partially offset by a reduction in gross profit margins and costs associated with the relocation of our business in France.

- Our recently closed internet-only subsidiary Savebynet.com incurred operating losses and closure costs of $1.5 million or $0.03 per share compared to operating losses of $1.2 million or $0.02 per share for the same period in 1998.

NET INTEREST INCOME
- Net interest income decreased 3.3% to $2.6 million compared to $2.7 million during the three months ended September 30, 1998.

INCOME TAXES

- The effective income tax rate was 39.0% compared to 40.0% for the same period in 1998.

NET INCOME
- Net income increased to $13.0 million or $0.36 per share compared to $11.9 million or $0.33 per share during the same period in 1998. Excluding after-tax Year 2000 readiness costs of $0.4 million or $0.01 per share, net income for the three months ended September 30, 1999 was $13.4 million or $0.37 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

SALES

- Worldwide sales increased $157.7 million or 9.7% to $1,782.7 million compared to $1,625.0 million for the nine months ended September 30, 1998.

- Worldwide Wintel sales increased approximately 12% and worldwide Macintosh sales increased approximately 6% compared to the nine months ended September 30, 1998. Macintosh business represented approximately 33% of our business, unchanged compared to the nine months ended September 30, 1998.

- Average order value was $613, an increase of 9.5% compared to the nine months ended September 30, 1998.

- Domestic sales grew $123.1 million or 10.5% to $1,299.4 million compared to $1,176.3 million for the nine months ended September 30, 1998.

- International sales increased $34.6 million or 7.7% to $483.3 million compared to $448.7 million for the nine months ended September 30, 1998. On a currency-adjusted basis, international sales increased 12.4%.

- Sales from Warehouse.com increased $101.3 million or 107.9% to $195.2 million compared to $93.9 million for the nine months ended September 30, 1998.

- Sales from our recently closed internet-only subsidiary, Savebynet.com were $18.7 million for the nine months ended September 30, 1999.

GROSS PROFIT
- Gross profit increased 5.5% to $276.8 million compared to $262.3 million for the nine months ended September 30, 1998. As a percentage of sales, gross profit declined to 15.5% from 16.1% for the nine months ended September 30, 1998.

- The decline was primarily due to a decline in product gross margins as a result of increased competition and pricing and promotional strategies. These declines were partially offset by lower inventory-related reserves resulting from improved inventory management and increased vendor rebates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- Selling, general and administrative expenses were $223.2 million or 12.5% of sales, compared to $214.7 million or 13.2% of sales for the nine months ended September 30, 1998.

- The percentage decrease was principally due to lower net advertising costs, which decreased to 0.4% of sales compared to 0.9% of sales for the nine months ended September 30, 1999, lower fulfillment costs and lower domestic non-sales payroll costs.

- Excluding Year 2000 readiness costs of $4.0 million or $0.07 per share, selling, general and administrative expenses were 12.3% of sales.

INCOME FROM OPERATIONS BEFORE INTEREST AND INCOME TAXES
- Income from operations increased to $53.5 million or 3.0% of sales compared to $33.7 million or 2.1% of sales for the nine months ended September 30, 1998.

- Excluding the 1998 $14 million pre-tax charge for the settlement of shareholder litigation brought by former shareholders of Inmac Corp. relating to our financial restatement, income from operations increased 12.4% to $53.5 million or 3.0% of sales compared to $47.7 million or 2.9% of sales for the nine months ended September 30, 1998.

- Domestic income from operations increased to $47.3 million or 3.6% of domestic sales compared to $43.2 million or 3.7% of domestic sales for the nine months ended September 30, 1998. The decrease as a percentage of sales was primarily due to lower gross profit margins, partially offset by lower net advertising costs.

- International income from operations increased to $6.2 million from $4.5 million for the nine months ended September 30, 1998. The primary reason for the increase was lower overall operating costs as a percentage of sales, partially offset by reductions in gross margins and Year 2000 readiness costs of $1.5 million.

- Our recently closed internet-only subsidiary Savebynet.com incurred operating losses and closure costs of $5.2 million or $0.09 per share compared to operating losses of $3.0 million or $0.05 per share during the nine months ended September 30, 1998.



NET INTEREST INCOME
- Net interest income increased 17.4% to $7.5 million for the nine months ended September 30, 1999 compared to $6.4 million during the nine months ending September 30, 1998. The principal reason for this increase was the higher level of cash, cash equivalents and short-term investments on hand during 1999, partially offset by a reduction in interest rates.

INCOME TAXES
- The effective income tax rate for the nine months ended September 30, 1999 was 39.0%. The income tax rate for the nine months ended September 30, 1998 was unfavorably impacted by the provision for settlement of the Inmac Corp. shareholder litigation. Excluding the after-tax charge of $15.8 million for the litigation settlement, the income tax rate for the nine months ended September 30, 1998 was 40.0%.

NET INCOME
- Net income for the nine months ended September 30, 1999 increased to $37.2 million or $1.03 per share compared to $16.6 million or $0.47 per share during the nine months ended September 30, 1998. Excluding after-tax Year 2000 readiness costs of $2.5 million or $0.07 per share during the nine months ended September 30, 1999, net income was $39.7 million or $1.10 per share.

- Excluding the after-tax charge of $15.8 million or $0.45 per share in 1998 for the settlement of the Inmac Corp. shareholder litigation, net income for the nine months ended September 30, 1999 increased 14.8% to $37.2 million or $1.03 per share compared to $32.4 million or $0.92 per share in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

ASSET MANAGEMENT
- Cash and marketable securities increased by $10.0 million to $198.6 million at September 30, 1999 compared to $188.6 million at December 31, 1998. Net cash provided by operating activities was $45.0 million during the nine months ended September 30, 1999 and was used for capital expenditures of $42.2 million.

- Inventory decreased $37.2 million to $92.6 million at September 30, 1999 compared to $129.9 million at December 31, 1998. Annualized inventory turns for the quarter ended September 30, 1999 were 21 compared to 16 during the fourth quarter of 1998.

- Accounts receivable increased $27.1 million to $243.6 million at September 30, 1999 compared to $216.5 million at December 31, 1998. Days sales outstanding increased to 46 days at September 30, 1999 from 45 at December 31, 1998.

- Overall, working capital increased 5.9% or $18.3 million to $330.5 million at September 30, 1999 compared to $312.1 million at December 31, 1998.

- We believe that our existing cash reserves and expected cash flow from operations will be sufficient to satisfy our operating cash needs for at least the next 12 months.



CAPITAL EXPENDITURES
- Capital expenditures for the nine months ended September 30, 1999 were $42.2 million compared to $12.6 million for the nine months ended September 30, 1998. Major expenditures were attributable to:

         - The completion of the conversion of our domestic human resource system to PeopleSoft Inc. application software, the conversion of our United Kingdom financial system to PeopleSoft Inc. application software and the upgrade of our primary domestic order fulfillment system

         -    the upgrade of our Internet sites

         -    the purchase of our distribution facility in the United Kingdom

         - the installation of systems and equipment in our new domestic warehouse.

- Construction was completed on our new 230,000 sq. ft. full-service distribution center at the Airborne Express hub facility in Wilmington, Ohio and installation of equipment and warehouse management systems continued. The distribution center became operational during November, 1999. In order to minimize disruption to our business, we are phasing in the consolidation of the three facilities we currently occupy. We have entered into a 10-year lease of this facility that commenced on March 15, 1999.

- We currently anticipate investing approximately $6 million during the fourth quarter primarily on Internet site enhancements, additional equipment and systems for the new domestic distribution center, our virtual warehouse program and upgrades to our sales systems.

- The capital expenditures described above have been and are anticipated to be funded from existing cash and operating cash flows.

BORROWING ARRANGEMENTS
- We have entered into discretionary credit facilities with three financial institutions that provide for unsecured borrowings in the aggregate of up to $50 million for working capital purposes. These credit facilities were unused as of September 30, 1999 and expire according to the following schedule:


           AMOUNT               EXPIRATION DATE
           ------               ---------------
          $15 million            June 30, 2000


          $15 million               July 27, 2000
          $20 million          September 30, 2000

- We have unused lines of credit in the United Kingdom and France that provide for unsecured borrowings of up to 2 million British pounds and 45 million French francs ($3.3 million and $7.3 million respectively, based on applicable exchange rates on September 30, 1999) for working capital purposes.



FORWARD EXCHANGE CONTRACTS
- We use forward exchange contracts to manage exposure to foreign currency risk related to intercompany loans and investments in our foreign subsidiaries. Outstanding agreements involve the exchange of one currency for another at a fixed rate. Our credit exposure is limited to the replacement cost, if any, of the instruments and we enter into such agreements only with highly-rated counterparties. We match the term and notional amount of the contracts to the underlying intercompany loans or investments and do not enter into forward exchange contracts for trading or speculative purposes.

- At September 30, 1999 we had outstanding forward exchange contracts with notional amounts of $3.0 million which mature in less than six months. The single largest currency represented was the British pound.

SEASONALITY
- Our business is subject to seasonal variations. These seasonal variations particularly include lower demand in Europe during the summer months attributable to vacations.

YEAR 2000 READINESS

         We use a significant number of computer software programs and operating systems in our internal operations including applications used in financial business systems and various administrative functions that could be affected by the Year 2000 problem common to most businesses. If these systems are unable to properly recognize date sensitive information related to the Year 2000 they could generate erroneous data or fail to operate. This in turn could cause disruptions of our operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

         In 1998 we performed a comprehensive review of our existing information systems to determine which of our computer equipment and software might not function properly with respect to dates referencing the Year 2000 and thereafter. This review included systems commonly known as IT systems, including accounting, data processing and other miscellaneous systems, as well as systems not commonly thought of as IT systems such as alarm systems, fax machines and other similar systems.

         In addition to the upgrades described in Liquidity and Capital Resources, above, we have completed the process of modifying and replacing systems that were identified as not being Year 2000 ready with final testing to occur in the fourth quarter.

         During the second quarter of 1998 we began a program for determining the Year 2000 readiness of our business partners including our vendors, service providers and major customers and the compatibility of system interfaces for electronic business transactions. First we identified our business partners and categorized them according to their significance to our operations. Then we wrote to each business partner to determine its Year 2000 readiness status. During the first quarter of 1999 we began to increase the frequency of our correspondence and communication to and with those business partners that did not respond to our initial communications or whose response identified an issue requiring further clarification. During the second quarter of 1999 we updated our inventory of business partners to insure that we were focusing on our most critical vendors. In an effort to be more comfortable with these outside companies we have started to visit and confer with the critical ones to review their Year 2000 readiness status and share ours. These visits will continue through the fourth quarter. We have implemented monthly business meetings to review our findings and continue to develop contingency plans, including securing alternative vendors and service providers if necessary. We have placed extra attention on vendors with whom we exchange electronic data to insure both parties have a mutual understanding of the Year 2000 readiness of our electronic data transfers. Based on the results of these communications, we believe that most of our significant business partners and our interfaces with their systems will be Year 2000 ready. However, because of the complexity of the issues and factors outside our control, we cannot give assurances that all such partners and interfaces will be Year 2000 ready.

         We estimate that our Year 2000 readiness programs as described above were 97% complete at September 30, 1999 with business continuity and contingency planning to occur over the balance of 1999.

COST OF YEAR 2000 READINESS PROGRAMS
         Total after-tax charges related to the identification, assessment, remediation and testing efforts related to the Year 2000 readiness program are expected to be approximately $4.1 million. As of September 30, 1999, we had incurred cumulative after-tax Year 2000 readiness costs of approximately $3.9 million primarily for (1) outside consulting fees related to the planning and analysis activities of the Year 2000 program and (2) European remediation costs. Of this amount, $2.5 million or $0.07 per share was incurred during the nine months ended September 30, 1999.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES
         If we or our significant business partners fail to address Year 2000 issues in an adequate and timely manner, our ability to process transactions could be impeded. In addition, the failure of common carriers or other means of shipping products to be able to transport shipments of our products to customers in a timely basis during the first days or weeks of the new millennium could cause the loss of a material amount of revenue. This may result in a direct and material impact on our ability to generate revenue and to attract and retain customers in the future, which in turn could have a material impact on our business, financial condition and results of operations.

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

         In addition, variability of definitions of "compliance with Year 2000" and the variety of computer products we sell that may themselves contain a Year 2000 problem may lead to claims against us, including those arising out of the failure of such products to be "compliant". Through our Year 2000 compliance office we have received over 17,500 third party requests for documentation of internal compliance and product compliance. We intend to rely upon the warranties of the product manufacturers in case of any such claims but we have not received assurance that such warranties will be sufficient to cover the costs and expenses of any successful claims.

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

CONTINGENCY PLANS
         We have completed the review and development of our worldwide business continuity plans. Each of our locations has identified its critical processes and contingency plans are under development. We will update these plans accordingly based on the results of our testing which will continue through the end of the year. As part of our business continuity program we will simulate the Year 2000 environment in November to determine whether any potential Year 2000 issues remain. In addition, our business continuity planning includes implementing backup or alternative purchasing processes, print production services, phone services relating to our sales function, shipping, information technology and human resource functions critical to maintaining a safe environment for our employees.

OUTLOOK

         We depend in large part on sales of hardware and software products for users of Apple Macintosh computers. These products represented approximately 33% of our sales for the nine months ended September 30, 1999 and 34% for the year ended December 31, 1998. Computers manufactured by Apple Computer Inc. itself represented approximately 11% of our sales for the year ended December 31, 1998. Apple has significantly restricted the number of authorized resellers of its products and sells its products to end users in direct competition with us and other resellers. If Apple were to withdraw our reseller authorization or limit or delay the supply of their products, this would have an immediate adverse impact on our business, financial condition and results of operations. In addition, some of our other larger suppliers including Compaq Computer Corp.
and International Business Machines Corp. have announced that they have expanded or intend to expand their direct sales efforts. The continuing impact of these matters may adversely affect our business, financial condition and results of operations.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         With the exception of historical information, this Report contains "forward-looking statements" based on management's expectations. Factors that could cause future results to differ from these expectations include, but are not limited to, continued growth in the market for computer products; increased competition from other catalog, retail store, online and other resellers and manufacturers of computer products; reductions in manufacturers' incentive programs; other competitive, pricing and supply issues; results of our foreign operations; successful and timely integration of new systems; quarterly fluctuations and seasonality of our business; and our ability to recruit, train and retain sales account representatives and other key personnel. We discuss these and other risks and contingencies in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Annual Report to Stockholders and more specifically in the paragraphs in those sections captioned "Liquidity and Capital Resources," "Impact of Inflation and Seasonality" and "Outlook"; and in the "Risk Factors" section of our Registration Statement on Form S-3 dated January 25, 1999. You should not place undue reliance on the forward-looking statements contained in this Report because they speak only as of the date of this Report and we have no obligation to update or revise them in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk in the normal course of our business operations due to our operations in different foreign currencies and our ongoing investing activities. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to these risks.

         The primary purpose of our foreign currency hedging activities is to manage currency risk related to intercompany loans and investments in our foreign subsidiaries. The single largest hedged currency represented at September 30, 1999 is the British pound. At September 30, 1999, we had outstanding forward exchange contracts in notional amounts totaling $3.0 million (fair value approximates notional amounts) which mature in six months or less. We match the term and the notional amount of the contracts to the underlying intercompany loans or investments and do not enter into any derivative financial instruments for trading purposes. We believe that foreign currency hedging activity is not material to our consolidated financial position, results of operations or cash flow.

         We are exposed to changes in interest rates primarily as a result of our investing activities. The primary objective of our investing activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We primarily invest in highly liquid tax exempt municipal bonds, floating rate bonds, commercial paper, money market funds and corporate bonds which totaled $62.1 million at September 30, 1999. These investment portfolios have a weighted average maturity of less than one year with no individual investment having a maturity exceeding two years. We believe that the market risk associated with investing activity is not material to our consolidated financial position, results of operations or cash flow.

         The interest rate risk evaluation noted above is based on a sensitivity analysis performed on our marketable securities at September 30, 1999. If the actual changes in interest rates are substantially different from expected changes, the net impact of interest rate risk on our cash flows may be materially different from that disclosed above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The SEC has completed its investigation relating to the facts underlying our announcements in September and October 1996 that we intended to restate certain prior financial statements covering the 1992 through 1995 fiscal years. A consensual cease and desist order has been entered pursuant to which we promise not to violate U.S. securities laws. There were no fines or penalties imposed upon us or any of our current officers and directors. There is no other pending nor, to our knowledge, threatened litigation surrounding the matters underlying our financial restatement.

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




                                   MICRO WAREHOUSE, INC.

                                   The Registrant

Date:  November 12, 1999
                                   By /s/ Wayne P. Garten
                                      ---------------------------------
                                      WAYNE P. GARTEN
                                      Executive Vice President and
                                      Chief Financial Officer

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