Form 10-Q/A
period 1999-09-30
MICRO WAREHOUSE INC
filed 1999-12-10
CIK 892872

FORM 10-Q/A

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
          --------

      Exhibit 10.1 EMPLOYMENT AGREEMENT OF PETER GODFREY DATED AS OF January 1, 1999.
      Exhibit 11    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
      Exhibit 27    FINANCIAL DATA SCHEDULE

     (b) Reports on Form 8-K

     None

                                    SIGNATURE

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MICRO WAREHOUSE, INC.
                                      The Registrant

Date: December 9, 1999

                                      By /s/ Wayne P. Garten
                                         --------------------------------------
                                             WAYNE P. GARTEN
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer of the
                                                Registrant, Principal Financial
                                                Officer and Principal Accounting
                                                Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
  10.1         Employment Agreement of Peter Godfrey dated as of January 1, 1999
 *11           Statement re: Computation of Per Share Earnings
 *27           Financial Data Schedule

* previously filed